Form 10-Q
period 2001-12-31
NETSCREEN TECHNOLOGIES INC
filed 2002-02-14
CIK 1088454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-33387

NETSCREEN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0469208 (I.R.S. Employer Identification Number)

350 Oakmead Parkway
Sunnyvale, California 94085
(Address of principal executive office and zip code)

(408) 730-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),

YES  ☒    NO  ☐

and (2) has been subject to such filing requirements for the past 90 days.

YES  ☐    NO  ☒

As of January 31, 2002, 73,658,039 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

NETSCREEN TECHNOLOGIES, INC.

FORM 10-Q

December 31, 2001

PART I — FINANCIAL INFORMATION
Item 1.       Financial Statements

NETSCREEN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	Dec. 31, 2001	Sep. 30, 2001*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,433	$11,505
Short-term investments	117,100	6,150
Restricted cash	3,905	3,236
Accounts receivable, net	16,886	16,355
Inventories	1,376	1,877
Other current assets	3,126	2,814

Total current assets	245,826	41,937
Property and equipment	5,935	6,186
Restricted cash	438	1,377
Other assets	653	701

Total assets	$252,852	$50,201

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$4,350	$4,586
Accrued expenses	9,223	7,141
Accrued compensation	3,602	4,632
Deferred revenue	17,753	15,737
Current portion of debt and capital lease obligations	1,838	1,511

Total current liabilities	36,766	33,607

Long-term portion of debt and capital lease obligations	2,819	2,663
Commitments
Redeemable convertible preferred stock, $0.001 par value, issuable in series:
Authorized shares — 10,000,000 at December 31, 2001; 33,600,000 at September 30, 2001
Issued and outstanding shares — none at December 31, 2001; 32,473,082 at September 30, 2001	—	56,542
Stockholders’ equity (net capital deficiency):
Common stock, $0.001 par value:
Authorized shares — 500,000,000 at December 31, 2001; 100,000,000 at September 30, 2001
Issued and outstanding shares — 73,626,139 at December 31, 2001; 23,780,742 at September 30, 2001	74	24
Additional paid-in capital	370,095	105,267
Accumulated deficit	(93,525)	(91,436)
Deferred stock compensation	(61,806)	(54,895)
Stockholders’ notes receivable	(1,571)	(1,571)

Total stockholders’ equity (net capital deficiency)	213,267	(42,611)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (net capital deficiency)	$252,852	$50,201

* Derived from audited financial statements.

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2001	2000
Revenues:
Product	$24,099	$14,509
Maintenance and service	4,874	2,647

Total revenues	28,973	17,156

Cost of revenues:
Product*	7,290	4,161
Maintenance and service*	1,202	1,046

Total cost of revenues	8,492	5,207

Gross margin	20,481	11,949

Operating expenses:
Research and development*	7,317	5,078
Sales and marketing*	14,666	12,306
General and administrative*	4,238	2,864

Total operating expenses	26,221	20,248

Loss from operations	(5,740)	(8,299)
Interest and other income, net	330	499

Loss before taxes	(5,410)	(7,800)
Provision for income taxes	(300)	—

Net loss	(5,710)	(7,800)
Deemed dividends on Series E and F convertible preferred stock	(28,743)	(731)

Net loss applicable to common stockholders	$(34,453)	$(8,531)

Basic and diluted net loss per share applicable to common stockholders	$(1.25)	$(0.58)

Shares used in computing basic and diluted net loss applicable to common stockholders	27,569	14,651

*Includes stock-based compensation of the following:
Cost of product revenues	$410	$354
Cost of maintenance and service revenues	230	414
Research and development	1,820	1,595
Sales and marketing	2,828	2,422
General and administrative	649	1,122

Total stock-based compensation	$5,937	$5,907

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended December 31,
	2001	2000
Operating activities
Net loss	$(5,710)	$(7,800)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Depreciation and amortization	758	363
Amortization of deferred stock compensation	5,937	5,907
Compensation expense related to accelerated vesting of stock options	360	—
Compensation expense related to warrants issued in connection with debt arrangements	8	—
Changes in operating assets and liabilities:
Accounts receivable (net of allowances)	(531)	(4,890)
Inventories	501	449
Other current assets	(312)	(1,565)
Other assets	40	3
Accounts payable	(236)	(1,341)
Accrued expenses	2,082	1,508
Accrued compensation	(1,030)	(18)
Deferred revenue	2,016	1,762

Net cash provided by (used in) operating activities	3,883	(5,622)

Investing activities
Purchase of property and equipment	(507)	(1,107)
Purchases of short-term investments	(112,250)	(9,400)
Maturities of short-term investments	1,300	11,800

Net cash provided by (used in) investing activities	(111,457)	1,293

Financing activities
Proceeds from borrowing arrangements	944	—
Principal payments on debt and capital lease obligations	(461)	(47)
Restricted cash	270	(7,040)
Proceeds from initial public offering of common stock, net	168,782	—
Proceeds from issuance of common stock under stock option plans, net of repurchases	245	76
Proceeds from issuance of convertible preferred stock, net	29,722	—

Net cash provided by (used in) financing activities	199,502	(7,011)

Net increase (decrease) in cash and cash equivalents	91,928	(11,340)
Cash and cash equivalents at beginning of period	11,505	26,069

Cash and cash equivalents at end of period	$103,433	$14,729

Supplemental disclosures of cash flow information:
Cash paid for interest	$65	$28
Cash paid for taxes	$38	$—
Supplemental schedule of noncash investing and financing activities:
Deferred stock compensation related to options issued below fair market value	$13,461	$—
Reversal of deferred stock compensation for terminated employees	$613	$571
Deemed dividends on Series E and F preferred stock	$28,743	$731
Conversion of preferred stock to common stock	$115,007	$—

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    Background and Basis of Presentation

The Company

NetScreen Technologies, Inc. (the “Company” or “NetScreen”) was incorporated in Delaware on October 30, 1997. NetScreen provides a broad family of network security systems and appliances that deliver high performance, cost-effective security for enterprises and service providers. The Company’s security systems and appliances deliver integrated firewall, virtual private network, or VPN, and network traffic management capabilities in a single device using the Company’s GigaScreen application specific integrated circuit and ScreenOS security operating system and applications. NetScreen’s products are used by enterprises and service providers.

The accompanying condensed consolidated financial statements of NetScreen Technologies, Inc. have been prepared, without audit, in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s financial statements and notes thereto included in its Prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 12, 2001.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002 or for any other future period.

Recent Events

The Company completed the sale of a total of 11,500,000 shares of common stock in December 2001 in an initial public offering (“IPO”) at a price of $16.00 per share. The Company received total net proceeds of approximately $168.8 million upon the consummation of the IPO. See Note 4, “Initial Public Offering,” for additional information.

Critical Accounting Policies

Revenue recognition — general

The Company derives revenues primarily from sales of its hardware-based security systems and appliances and maintenance arrangements, and, to a lesser extent, from sales of software products and services. The Company generally recognizes revenues when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is probable.

Revenue recognition — distributors and value added resellers

The Company defers revenues on all sales to its distributors until the distributor has sold the products to its customers. The Company’s agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the prices of the Company’s products. The Company’s agreements with value-added resellers typically do not include stock rotation or price protection rights. At the time of shipment to value-added resellers, the Company reserves for estimated returns and exchanges. These revenue reserves are estimated and adjusted periodically based on historical rates of returns and allowances, inventory levels for value added resellers that submit inventory or sell-through reports, the volume of sales to value added resellers that the Company ships directly to end customers, and for sales to value added resellers that do not submit inventory or sell-through reports, accounts receivable balances, payment history and other related factors.

Revenue recognition — maintenance and service revenues

The Company defers a portion of its product revenues based on the value of certain maintenance arrangements included with each product sale and recognizes these revenues over the applicable maintenance period. The Company also derives a portion of its revenues from sales of separate extended maintenance arrangements. The Company sells hardware maintenance, 24-hours a day, seven days a week technical support, and software maintenance to end customers. These arrangements are sold as a bundle or as discrete offerings providing only hardware maintenance, technical support or software maintenance. For bundled arrangements, revenue is allocated among the elements at the time of sale based on their fair values as determined by the prices charged by the Company when each element is sold separately (renewal rate). Revenue from maintenance arrangements is recognized over the period of the related maintenance obligation.

Accounts receivable

The Company has a large, diversified customer base, which includes customers located in foreign countries. The Company monitors the creditworthiness of its customers but has experienced losses related to its accounts receivable in the past. The Company records an allowance for doubtful accounts based on past history, current economic conditions and the composition of its accounts receivable aging. Actual write-offs may differ from the allowances for doubtful accounts, and this difference may have a material effect on the Company’s financial position and results of operations.

Inventory

Given the volatility of the networking market, the rapid obsolescence of technology and short product life cycles, the Company writes down inventories to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and this difference may have a material effect on the Company’s financial position and results of operations.

Warranty obligations

The Company’s hardware products carry a one-year warranty that includes factory repair services or replacement parts as needed. The Company accrues estimated expenses for warranty obligations at the time that products are shipped.

Net loss per share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, “Earnings per Share” (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic net loss per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share would give effect to any dilutive effect of common stock equivalents consisting of convertible preferred stock, stock options, shares subject to repurchase and warrants (using the treasury stock method). Potentially dilutive securities have been excluded from the Company’s diluted net loss per share computations as their inclusion would be antidilutive. The total number of shares excluded from the computations of diluted net loss per share were approximately 42,966,000 and 38,164,000 for the three months ended December 31, 2001 and 2000, respectively.

The following table presents the calculation of basic and diluted loss per share applicable to common stockholders (in thousands, except per share amounts):

	Three Months Ended December 31,
	2001	2000
Net loss applicable to common stockholders	$(34,453)	$(8,531)

Basic and diluted:
Weighted-average shares of common stock outstanding	31,374	24,718
Less weighted-average shares subject to repurchase	(3,805)	(10,067)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	27,569	14,651

Basic and diluted net loss per share applicable to common stockholders	$(1.25)	$(0.58)

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combination” (“SFAS 141”). SFAS 141 established new standards for accounting and reporting for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company adopted this statement during the first quarter of fiscal 2002. The adoption of this pronouncement did not have a material impact on the Company’s operating results or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 established new standards for goodwill, including the elimination of goodwill amortization, which has been replaced with methods of periodically evaluating goodwill for impairment. The Company adopted this statement during the first quarter of fiscal 2002. The adoption of this pronouncement did not have a material impact on the Company’s operating results or financial position.

In August 2001, the FASB issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which is effective January 1, 2002. SFAS 144 supercedes Statement of Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a material impact on its operating results or financial condition.

Note 2.    Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out method) or market value (estimated net realizable value). The valuation of inventories at the lower of standard cost or market value requires the use of estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers.

Inventories consist of the following (in thousands):

	Dec. 31, 2001	Sep. 30, 2001
Raw materials	$638	$709
Work-in-process	—	—
Finished goods	738	1,168

	$1,376	$1,877

Given the volatility of the networking market, the rapid obsolescence of technology and short product life cycles, the Company writes down inventories to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and this difference may have a material effect on the Company’s financial position and results of operations.

Note 3.    Business Segment Information

The Company operates in one business segment, the sale of security and traffic management solutions for network environments. The Company sells its products and technology primarily to customers in North America, Asia and Europe. Revenues by geographic regions were as follows (in thousands):

	Three Months Ended December 31,
	2001	2000
North America	$13,977	$10,508
Asia	8,621	4,297
Europe	5,769	2,277
Others	606	74

Total	$28,973	$17,156

Note 4.    Initial Public Offering

On December 17, 2001, the Company closed the sale of 11,500,000 shares of common stock, including the underwriters’ exercise of an over-allotment option, in an initial public offering at a price of $16.00 per share. A total of $184.0 million in gross proceeds was raised from these transactions. After deducting the underwriting discount of approximately $12.9 million and approximately $2.3 million of offering expenses, net proceeds were $168.8 million. Upon the closing of the IPO, all preferred shares were automatically converted into common shares.

Note 5.    Series F Convertible Preferred Stock

In October 2001, the Company completed the sale of 5,762,502 shares of the Company’s Series F convertible preferred stock, $0.001 par value per share, at a price of $5.2061 per share, for proceeds of approximately $29.7 million, net of issuance costs of $278,000. The deemed fair value of the shares at the time of issuance was approximately $10.00 per share. The difference between the deemed fair value of $10.00 per share and the issue price of $5.2061 per share was accounted for as a dividend totaling approximately $27.6 million in the quarter ended December 31, 2001.

The Series F convertible preferred stock was entitled to a cumulative dividend at an annual rate of approximately $0.42 per share. Dividends on the Series F convertible preferred stock accrued from the date of issuance whether or not earned or declared, however, the accrued and unpaid dividends were not payable in the event of an automatic conversion prior to the third anniversary of the original issue date. The Series F convertible preferred shares were automatically converted into common shares upon the closing of the Company’s IPO in December 2001. The Company recorded a deemed dividend totaling approximately $493,000 to account for the cumulative dividend on the Series F convertible preferred stock.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involves risks and uncertainties identified in our final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on December 12, 2001, as well as other reports that we will file from time to time with the Securities and Exchange Commission. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those presented in “Risk Factors” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Overview

We develop, market and sell a broad family of network security systems and appliances that deliver high performance, cost-effective security for enterprises and service providers. Our security systems and appliances deliver integrated firewall, virtual private network, and network traffic management capabilities in a single device using our proprietary application specific integrated circuit, referred to as GigaScreen ASIC, and proprietary security operating system and applications, referred to as ScreenOS. Our security systems and appliances can be centrally managed with our suite of flexible management software, which enables secure, scalable monitoring of devices, network traffic and security events and policy administration for both enterprises and service providers. Our products are based on industry standard communication protocols in order to be integrated easily into networks and interoperate with other security devices and software applications based on these industry standard communication protocols.

From our inception in October 1997 through May 1998, our activities were primarily devoted to expanding our research and development capabilities, designing our ASICs, developing our ScreenOS, and developing and testing our NetScreen-100 and NetScreen-10 security appliances. We began shipping the NetScreen-100 and NetScreen-10 security appliances in June 1998, the NetScreen-5 security appliance in September 1999, the NetScreen-1000 security system in May 2000, the NetScreen-500 security system in May 2001, the NetScreen-5XP security appliance, the successor to the NetScreen-5, in June 2001, and the NetScreen-50 and NetScreen-25 security appliances, which replaced the NetScreen-10, in November 2001. We began shipping the NetScreen-204 and NetScreen-208 security appliances in January 2002. We began shipping NetScreen-Remote VPN client software in August 1998, NetScreen-Global Manager management software in September 1999 and NetScreen-Global PRO management software in March 2001. We have incurred significant losses in each fiscal period and, as of December 31, 2001, we had an accumulated deficit of $93.5 million.

We derive revenues primarily from sales of our hardware-based security systems and appliances and maintenance arrangements, and, to a lesser extent, from sales of software products and services. Cost of product revenues consists primarily of the costs associated with manufacturing, assembling and testing our products, related overhead costs, and compensation and other costs related to manufacturing support and logistics. We rely on contract manufacturers to manufacture our hardware products. Accordingly, a significant portion of our cost of product revenues consists of payments to these contract manufacturers, which represent costs of materials plus a fair margin. Cost of maintenance and service revenues consists of customer support costs, training and professional service expenses and warranty-related costs.

Our gross margin has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products, maintenance and services, new product introductions and enhancements, the cost of components and manufacturing labor, fluctuations in manufacturing volumes, component shortages, and the mix of distribution channels through which our products are sold. Our gross margin will be adversely affected by price declines if we are unable to reduce costs on existing products and to continue to introduce new products with higher margins.

Research and development expenses consist primarily of salaries and related expenses for development and engineering personnel, fees paid to consultants, license fees paid to third parties and prototype costs related to the design, development, testing and enhancement of our ASICs, security systems and appliances, ScreenOS, management applications and VPN client software. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. We are devoting substantial resources to the continued development of new products. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. As a result, we expect our research and development expenses to increase in absolute dollars in the future.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and sales support functions and costs associated with promotional and other marketing activities. We intend to expand our sales operations substantially, both domestically and internationally, in order to increase sales of our products. In addition, we believe part of our future success will be dependent upon establishing successful relationships with a variety of additional resellers in other countries. We expect that sales and marketing expenses will increase substantially in absolute dollars as we expand our sales efforts in additional domestic and international locations, hire additional sales and marketing personnel and initiate additional marketing programs.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we employ additional personnel and incur additional costs related to the growth of our business and our operation as a public company.

In connection with the granting of employee stock options that had exercise prices subsequently deemed to be below fair market value on the date of grant, we have recorded deferred stock-based compensation. Deferred stock compensation represents the difference between the deemed fair market value of our common stock for financial reporting purposes on the date of grant and the exercise price of these options. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right lapses over the vesting period of the exercised option. Deferred stock compensation is included as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options or the repurchase period for the applicable restricted stock, generally four years, using the straight line vesting method. This stock-based compensation expense relates to stock options granted to individuals in all cost of revenues and operating expense categories and has been included with other expenses in those categories. As of December 31, 2001, $61.8 million of deferred stock compensation remained unamortized.

We recorded a dividend of $27.6 million in the three months ended December 31, 2001 related to the issuance of our Series F preferred stock at a price below its deemed fair value. We also recorded deemed dividends of $1.1 million and $731,000 in the three months ended December 31, 2001 and 2000, respectively, to account for cumulative dividends on Series E and F preferred stock.

Critical Accounting Policies

We derive our revenues primarily from sales of our hardware-based security systems and appliances and maintenance arrangements, and, to a lesser extent, from sales of software products and services. We generally recognize revenues when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is probable.

We sell to value-added resellers, distributors and end customers. We derived approximately 84% of our total revenues from value-added resellers and distributors in the three months ended December 31, 2001. We defer revenues on all sales to our distributors until the distributor has sold our products to its customers. Our agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the prices of our products. Our agreements with value-added resellers typically do not include stock rotation or price protection rights. At the time of shipment to value-added resellers, we reserve for estimated returns and exchanges. These revenue reserves are estimated and adjusted periodically based on historical rates of returns and allowances, inventory levels for value added resellers that submit inventory or sell-through reports, the volume of sales to value added resellers that we ship directly to end customers, and for sales to value added resellers that do not submit inventory or sell-through reports, accounts receivable balances, payment history and other related factors.

We defer a portion of our product revenues based on the value of maintenance arrangements included with each product sale and recognize these revenues over the applicable maintenance period. We also derive a portion of our revenues from sales of separate extended maintenance arrangements. We sell hardware maintenance, 24 hours a day, seven days a week technical support, and software maintenance to end customers. These arrangements are sold as a bundle or as discrete offerings providing only hardware maintenance, technical support or software maintenance. For bundled arrangements, revenues are allocated among the elements at the time of sale based on their relative fair values, as determined by the prices we charge when each element is sold separately (renewal rate). Revenue from maintenance arrangements is recognized over the period of the related maintenance obligation.

We have a large, diversified customer base, which includes customers located in foreign countries. We monitor the creditworthiness of our customers but have experienced losses related to our accounts receivable in the past. We record an allowance for doubtful accounts based on past history, current economic conditions and the composition of our accounts receivable aging. Actual write-offs may differ from the allowances for doubtful accounts, and this difference may have a material effect on our financial position and results of operations.

Given the volatility of the networking market, the rapid obsolescence of technology and short product life cycles, we write down inventories to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and this difference may have a material effect on our financial position and results of operations.

Our hardware products carry a one-year warranty that includes factory repair services or replacement parts as needed. We accrue estimated expenses for warranty obligations at the time products are shipped.

Results of Operations for the Three Months Ended December 31, 2001 and 2000

Revenues

Product Revenues.    Revenues from sales of our products increased 66.1% to $24.1 million in the three months ended December 31, 2001 from $14.5 million in the three months ended December 31, 2000. This increase was attributable to a higher volume of products shipped, especially high-end products, and increasing demand in our markets. Hardware unit shipments increased to approximately 16,000 units in the three months ended December 31, 2001 from approximately 9,000 units in the three months ended December 31, 2000.

Maintenance and Service Revenues.    Revenues from maintenance and services increased 84.1% to $4.9 million in the three months ended December 31, 2001 from $2.6 million in the three months ended December 31, 2000. This increase was the result of the higher volume of products shipped and the related recognition of revenues associated with the allocated portion of product revenues attributable to maintenance and services over the applicable maintenance period, as well as increased maintenance renewals.

No single customer accounted for 10% or more of our total revenues in either three month period. North American sales accounted for approximately 48% of our total revenues in the three months ended December 31, 2001 and 61% of our total revenues in the three months ended December 31, 2000.

There can be no assurance that our revenues will continue to increase in absolute dollars or at the rate at which they have grown in recent periods.

Cost of Revenues; Gross Margin

Cost of revenues including stock-based compensation increased to $8.5 million in the three months ended December 31, 2001 from $5.2 million in the three months ended December 31, 2000. Excluding stock-based compensation of $640,000 and $768,000 in the three months ended December 31, 2001 and 2000, respectively, cost of revenues increased to $7.9 million in the three months ended December 31, 2001 from $4.4 million in the three months ended December 31, 2000. This increase, excluding stock-based compensation, was related primarily to the increase in our revenues and, to a lesser extent, to increases in costs related to increased headcount in the manufacturing support and customer support organizations. These increases were partially offset by reductions in the purchase price of our products. Gross margin, excluding stock-based compensation, as a percentage of total revenues was 72.9% in the three months ended December 31, 2001 compared to 74.1% in the three months ended December 31, 2000. The decrease in gross margin percentage was primarily attributable to increased sales of lower margin products and, to a lesser extent, to write downs of inventory, partially offset by increased higher margin maintenance and service revenues. We expect our gross margin percentage to decline over time.

Operating Expenses

Research and Development Expenses.    Research and development expenses including stock-based compensation increased 44.1% to $7.3 million in the three months ended December 31, 2001 from $5.1 million in the three months ended December 31, 2000. Excluding stock-based compensation of $1.8 million and $1.6 million in the three months ended December 31, 2001 and 2000, respectively, research and development expenses increased 57.8% to $5.5 million in the three months ended December 31, 2001 from $3.5 million in the three months ended December 31, 2000. These expenses, excluding stock-based compensation, represented 19.0% and 20.3% of total revenues for the three months ended December 31, 2001 and 2000, respectively. The dollar increase was primarily attributable to increased personnel costs, increased prototype expenses associated with the development of new products and increased product development efforts, and the allocated portion of increased facility expenses related to a larger facility.

Sales and Marketing Expenses.    Sales and marketing expenses including stock-based compensation increased 19.2% to $14.7 million in the three months ended December 31, 2001 from $12.3 million in the three months ended December 31, 2000. Excluding stock-based compensation of $2.8 million and $2.4 million in the three months ended December 31, 2001 and 2000, respectively, sales and marketing expenses increased 19.8% to $11.8 million in the three months ended December 31, 2001 from $9.9 million in the three months ended December 31, 2000. These expenses, excluding stock-based compensation, were 40.9% and 57.6% of total revenues for the three months ended December 31, 2001 and 2000, respectively. The dollar increase was primarily related to the expansion of our sales and marketing organizations, including growth in our domestic and international sales forces and the associated sales office expenses. The dollar increase was also due to increased salary and travel expenses. In addition, allocated facility expenses, depreciation and amortization also increased due to our move to a larger facility and to related leasehold improvements. These increases were partially offset by reductions in marketing-related program costs, primarily advertising expenses.

General and Administrative Expenses.    General and administrative expenses including stock-based compensation increased 48.0% to $4.2 million in the three months ended December 31, 2001 from $2.9 million in the three months ended December 31, 2000. Excluding stock-based compensation of $649,000 and $1.1 million in the three months ended December 31, 2001 and 2000, respectively, general and administrative expenses increased 106.0% to $3.6 million in the three months ended December 31, 2001 from $1.7 million in the three months ended December 31, 2000. These expenses, excluding stock-based compensation, were 12.4% and 10.2% of total revenues for the three months ended December 31, 2001 and 2000, respectively. The dollar increase was primarily related to the expansion of our general and administrative organization to support additional finance, human resource, legal and other administrative activities and greater infrastructure requirements, including those associated with being a public company. The expansion of our administrative activities and corporate infrastructure resulted in increased salaries and related personnel costs, increased general business expenses, such as taxes and insurance, and increased outside consulting costs, including legal, accounting and other professional services fees associated with our financial audit and reporting, and other consulting.

Stock-based Compensation.    In connection with the grant of employee stock options in the three months ended December 31, 2001, we recorded deferred stock compensation of $13.5 million. During the three months ended December 31, 2001, we recorded stock-based compensation expense of $5.9 million. As of December 31, 2001, $61.8 million of deferred stock compensation remained unamortized.

Interest and Other Income, Net

Interest and other income, net, was approximately $330,000 in the three months ended December 31, 2001 compared to interest and other income, net, of $499,000 in the three months ended December 31, 2000. The decrease in interest and other income, net, was primarily a result of lower interest income earned on cash, cash equivalent and short-term investment balances due to lower interest rates in the three months ended December 31, 2001. In addition, interest expense was higher in the three months ended December 31, 2001 due to higher levels of debt and capital lease obligations in that period.

Provision for Income Taxes

We recorded an income tax provision of $300,000 for the three months ended December 31, 2001, primarily related to income taxes currently payable on income generated in non-U.S. tax jurisdictions for which no U.S. benefit is currently recognizable, and income taxes attributable to U.S. federal and state alternative minimum taxes after utilization of available net loss carryforwards. Due to operating losses and the uncertainty regarding the ability to recognize an income tax benefit from these losses, there was no provision for income taxes for the three months ended December 31, 2000.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity financing. In October 2001, we completed the sale of 5,762,502 shares of Series F convertible preferred stock for net proceeds of $29.7 million. Prior to our initial public offering, we raised a total of $82.6 million through the private sale of convertible preferred stock.

In December 2001, we completed the sale of a total of 11,500,000 shares of common stock in our initial public offering. We realized total net proceeds of $168.8 million upon the close of the IPO. See Note 4, “Initial Public Offering,” of the Notes to Condensed Consolidated Financial Statements for additional information.

Net cash provided by operating activities was $3.9 million for the three months ended December 31, 2001, compared to $5.6 million of net cash used in operating activities for the three months ended December 31, 2000. Net cash provided by operating activities for the three months ended December 31, 2001 was primarily the result of changes in our operating assets and liabilities. In addition, we had net income before noncash operating expenses of $1.4 million for the three months ended December 31, 2001. Net cash used by operating activities for the three months ended December 31, 2000 was primarily the result of an increase in accounts receivable and our net loss before noncash operating expenses.

Net cash used in investing activities was $111.5 million for the three months ended December 31, 2001, compared to $1.3 million of net cash provided by investing activities for the three months ended December 31, 2000. Net cash used in investing activities for the three months ended December 31, 2001 was almost entirely due to net purchases of short-term investments. Net cash provided by investing activities for the three months ended December 31, 2000 was the result of net maturities of short-term investments, partially offset by purchases of property and equipment.

Net cash provided by financing activities for the three months ended December 31, 2001 was $199.5 million, compared to $7.0 million of net cash used in financing activities for the three months ended December 31, 2000. Net cash provided by financing activities for the three months ended December 31, 2001 was primarily due to the net proceeds from our IPO and net proceeds from the sale of Series F convertible preferred stock. Net cash used in financing activities for the three months ended December 31, 2000 was primarily due to the increase in restricted cash.

As of December 31, 2001, our principal source of liquidity was $220.5 million of cash, cash equivalents and short-term investments. At that date, we had future minimum lease payments under noncancelable operating leases of $4.1 million and long-term debt obligations, including the current portion, of $4.7 million. At December 31, 2001, we had no material commitments for capital expenditures, but we expect to spend over $5.1 million on capital expenditures during the remaining nine months of our fiscal year ending September 30, 2002 and over $6.0 million on capital expenditures during the next 12 months.

In October 1998, we issued a secured promissory note for approximately $482,000 that bears interest at 7.25% per annum. The note does not require us to meet any financial covenants. The note is due in May 2002 and is secured by our assets. The loan is payable in equal monthly installments of principal and interest of approximately $13,000. All interest accumulated under the loan had been paid as of December 31, 2001. As of December 31, 2001, the amount outstanding under the loan was $131,000.

In October 1998, we entered into a $318,000 (later adjusted to $404,000) equipment leasing arrangement with the same lender. During the year ended September 30, 2000, we expanded the equipment leasing arrangement by an additional $500,000. As of December 31, 2001, there was no availability for future purchases of equipment under this leasing arrangement.

In February 2001, we entered into an equipment leasing arrangement of $514,000. The lease is payable in monthly installments of principal and interest of approximately $15,000 through February 2004.

In April 2001, we entered into a loan and security agreement for $3.5 million. Under the agreement, we could borrow amounts to finance eligible equipment purchases. The lender has a security interest in the equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 3.75% and are payable in equal monthly installments over a three-year term. A final payment equal to 9% of the amount borrowed, due at the end of the three-year term, has been treated as an additional finance charge and is being amortized over the term of the loan. We are not required to meet any financial covenants. The commitment terminated on November 30, 2001. As of December 30, 2001, we had borrowed $2.0 million at an annual interest rate of 8.2% under this agreement.

In August 2001, we entered into a loan and security agreement for $3.0 million. Under the agreement, we could borrow amounts to finance eligible equipment purchases. The lender has a security interest in the equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 9.5% and are payable in equal monthly installments over terms ranging from 33 to 36 months. We are required to maintain an unrestricted cash balance of $11.0 million while borrowings are outstanding under the agreement. The commitment terminated on November 30, 2001. As of December 31, 2001, we had borrowed $1.3 million at an annual interest rate of 13.8% and $944,000 at an annual rate of 13.3% under this arrangement.

Equipment acquired under these arrangements has been included in Property and Equipment on the accompanying balance sheet.

Future principal payments under debt and capital lease obligations are as follows (in thousands):

Year ending December 31:
2002	$1,838
2003	1,734
2004	1,085

Total future minimum payments	$4,657

We lease our office facilities under noncancelable operating leases expiring at various dates through May 2003.

In August 2000, we entered into a lease for approximately 51,000 square feet of office space in Sunnyvale, California, which commenced on January 21, 2001 and will terminate on February 14, 2003. The related cost of the lease is approximately $270,000 per month. The lease is secured by a $4.3 million standby letter of credit as of December 31, 2001.

We have entered into several facilities leases for foreign sales offices. The leases expire at various dates through May 2003. The related cost of the leases is approximately $48,000 per month.

Future minimum lease payments under noncancelable operating leases at December 31, 2001 were as follows (in thousands):

Year ending December 31:
2002	$3,691
2003	430

Total minimum payments	$4,121

Flash Electronics, Inc. manufactures, assembles and tests the NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-204 and NetScreen-208 products. C-MAC Industries, Inc., manufactures, assembles and tests the NetScreen-1000, NetScreen-500 and NetScreen-5XP products. We purchase from these manufactures on a purchase order basis, and do not have long-term supply contracts. We are obligated to pay for costs of material plus a fair material margin. At December 31, 2001, we had noncancellable purchase orders of $3.8 million to Flash Electronics, Inc. and C-MAC Industries, Inc.

We currently anticipate that our cash, cash equivalent and short-term investment balances of $220.5 million at December 31, 2001 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds sooner to fund more rapid expansion, to develop new or enhance existing products or services, to respond to competitive pressures or to acquire complementary businesses, products or technologies.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, “Business Combination”, or SFAS 141. SFAS 141 established new standards for accounting and reporting for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. We adopted this statement during the first quarter of fiscal 2002. The adoption of this pronouncement did not have a material effect on our operating results or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 established new standards for goodwill, including the elimination of goodwill amortization, which is to be replaced with methods of periodically evaluating goodwill for impairment. We adopted this statement during the first quarter of fiscal 2002. The adoption of this pronouncement did not have a material effect on our operating results or financial position.

In August 2001, the FASB issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which is effective January 1, 2002. SFAS 144 supercedes Statement of Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No. 30. We do not expect that the adoption of SFAS 144 will have a material impact on our operating results or financial position.

RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Downturns in the Internet infrastructure, network security and related markets may decrease our revenues and margins.

The market for our products depends on economic conditions affecting the broader Internet infrastructure, network security and related markets. Downturns in these markets may cause enterprises and service providers to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the information technology sector has decreased in the past 12 months, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 have created an uncertain economic environment and we cannot predict the impact of these events, any future terrorist acts or any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and achieve profitability.

Competition may decrease our revenues, market share and gross margins.

The market for network security products is highly competitive, and we expect competition to intensify in the future. Competitors may introduce new competitive products for the same markets currently served by our products. These products may have better performance, lower prices and broader acceptance than our products. Competition may reduce the overall market for our products.

Current and potential competitors in our market include the following, all of which sell worldwide or have a presence in most of the major geographical markets for their products:

•	firewall and VPN software vendors such as Check Point Software Technologies Ltd. and Symantec Corporation;

•	network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers such as SonicWALL, Inc. and WatchGuard Technologies, Inc.;

•	computer and network component manufacturers; and

•	low cost Internet hardware suppliers with products that include network security functionality.

Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. In addition, some of our competitors currently combine their products with other companies’ networking and security products to compete with our products. These competitors also often combine their sales and marketing efforts to compete with our products. This competition may result in reduced prices and longer sales cycles for our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected.

We anticipate continued losses and may not achieve profitability.

We have incurred significant losses since our inception in October 1997. As of December 31, 2001, we had an accumulated deficit of $93.5 million. We expect to continue to incur losses for the foreseeable future. We had net losses applicable to common stockholders of $34.2 million for the year ended September 30, 2001 and $34.5 million for the three months ended December 31, 2001. We have large fixed expenses, and we expect to continue to incur significant and increasing sales and marketing, research and development and administrative expenses. As a result, we will need to generate significantly higher total revenues to achieve profitability. Revenue growth depends on many factors, including those described elsewhere in these “Risk Factors.” Our revenues may not grow, and we may never achieve profitability. A failure to achieve profitability or a delay in any anticipated timing to achieve profitability could cause our stock price to decline.

The long sales and implementation cycles for our products may cause revenues and operating results to vary significantly.

An end customer’s decision to purchase our products often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we often spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints and the need for multiple approvals within enterprises and service providers may also delay the purchase decision. Failure to obtain the required approval for a particular project or purchase decision may delay the purchase of our products. As a result, the sales cycle for our security systems is typically 60 to 90 days. Additionally, our network security systems are designed for the enterprise and service provider markets that require us to maintain a sophisticated sales force, engage in extensive negotiations, and provide high level engineering support to complete sales. We have been selling our security systems for only a short period of time. We have limited experience selling into the enterprise and service provider markets and in achieving end customer adoption of our security systems. If our security systems are not successful with these end customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

Even after making the decision to purchase our products, our end customers may not deploy our products broadly within their networks. The timing of implementation can vary widely and depends on the skill set of the end customer, the size of the network deployment, the complexity of the end customer’s network environment and the degree of hardware and software configuration necessary to deploy our products. End customers with large networks usually expand their networks in large increments on a periodic basis. Large deployments and purchases of our security systems also require a significant outlay of capital from end customers.

The unpredictability of our quarterly results may cause the trading price of our common stock to decline.

Our quarterly revenues and operating results have varied in the past and will likely continue to vary in the future due to a number of factors, many of which are outside of our control. Any of these factors could cause our stock price to decline. The primary factors that may affect revenues and operating results include the following:

•	the demand for our products;

•	the length of our sales cycle;

•	the timing of recognizing revenues;

•	new product introductions by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	our ability to obtain sufficient supplies of sole or limited source components, including application specific integrated circuits, or ASICs, and power supplies, for our products;

•	variations in the prices of the components we purchase;

•	our ability to attain and maintain production volumes and quality levels for our products at reasonable prices at our third-party manufacturers, and;

•	our ability to manage our customer base and credit risk and to collect our accounts receivable.

Our operating expenses are largely based on anticipated revenues and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, lower than anticipated revenues for any reason could cause significant variations in our operating results from quarter to quarter and, because of our rapidly growing operating expenses, could result in substantial operating losses.

Due to the factors summarized above, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Also, it is likely that, in some future quarters, our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decline.

If we fail to develop or maintain relationships with distribution partners, or if our distribution partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

In the three months ended December 31, 2001, we derived approximately 84% of our total revenues from value-added resellers and distributors. We derived approximately 80% of our total revenues from value-added resellers and distributors in the year ended September 30, 2001. In addition, on December 17, 2001, we entered into a non-exclusive North American Distribution Agreement with Ingram Micro Inc. under which Ingram will distribute a subset of NetScreen's product line to selected resellers approved and authorized by NetScreen, including value added resellers that previously maintained a direct relationship with us.

We expect our revenues to continue to depend in large part on the performance of these third-party distributors and resellers. We have no long-term contracts or minimum purchase commitments with any of our value-added resellers and distributors. In addition, our value-added resellers and distributors may be unsuccessful selling our products and services, may sell products and services that are competitive with ours, may devote more resources to competitive products and may cease selling our products and services altogether. In addition, we may lose value added resellers as a result of the introduction of Ingram Micro Inc. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. If we fail to develop and maintain additional relationships with these distribution partners, or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

We may experience issues with our financial controls and operations that could harm our financial condition and results of operations.

Our ability to sell our products and implement our business plan successfully in a volatile and growing market requires effective management systems and a system of financial processes and controls. Growth is likely to place a considerable strain on our systems, processes and controls. In connection with our year 2000 audit, weaknesses were identified in our ability to produce accurate financial statements on a timely basis. Deficiencies in our infrastructure and our finance personnel adversely affected our ability to record, process and report financial data on a timely basis. These deficiencies also impaired our ability to apply revenue recognition policies consistently, to balance and analyze our accounts receivable, and to track data relating to distributor and value-added reseller sales and ending inventory levels on a timely basis. We believe that we have addressed all of these issues. We have improved our infrastructure, personnel, processes and controls to allow us to produce accurate financial statements on a timely basis. Our anticipated growth in future operations will continue to place a strain on our management systems, controls and resources. To address these issues, we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. If we are unable to maintain an adequate level of financial processes and controls, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be harmed.

Our limited operating history makes it difficult to evaluate our business and prospects.

As a result of our limited operating history, we have little meaningful historical financial data upon which to plan operating expenses or forecast our revenues accurately. Specifically, we began operations in October 1997, and we began shipping the NetScreen-100 and NetScreen-10 in June 1998, the NetScreen-5 in September 1999, the NetScreen-1000 in May 2000, the NetScreen-500 in May 2001, the NetScreen-5XP, the successor to the NetScreen-5, in June 2001, and the NetScreen-50 and NetScreen-25, which replaced the NetScreen-10, in November 2001. We began shipping the NetScreen-204 and NetScreen-208 security appliances in January 2002. We began shipping NetScreen-Remote VPN client software in August 1998, NetScreen-Global Manager management software in September 1999, NetScreen-Global PRO management software in March 2001 and NetScreen-Global PRO Express management software in November 2001. The revenue and income potential of our products and business is unproven, and the markets that we are addressing are volatile. If our products are not successful, our operating results would be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

If we fail to address evolving standards in the network security industry, our business could be harmed.

The market for network security products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. In developing and introducing our products, we have made, and will continue to make, assumptions with respect to which features, security standards and performance criteria will be required by our customers. If we implement features, security standards and performance criteria that are different from those required by our customers, market acceptance of our products may be significantly reduced or delayed and our business would be seriously harmed. In this environment, we may have difficulty selling one or more of our products, which could lead to reduced market share and lower revenues. In addition, the introduction of products embodying new technologies could render our existing products obsolete, which would have a direct, adverse effect on our market share and revenues.

Failure to develop or introduce new products or product enhancements might cause our revenues to decline.

We expect to introduce new products and enhancements in the future to address current and evolving customer requirements. We also expect to develop products with strategic partners and incorporate third-party advanced security capabilities into our products. We may not be able to develop new products or product enhancements in a timely manner, or at all. Any failure to develop or introduce these new products and product enhancements might cause our products to be less competitive and our revenues to decline. In addition, our assumptions about customer requirements may be wrong. Even if we are able to develop and introduce new products and enhancements, these products or enhancements may not achieve widespread market acceptance. Any failure of our future products or product enhancements to achieve market acceptance could cause our revenues to decline.

We derive a substantial portion of our revenues from international customers, and our failure to address the difficulties associated with marketing, selling and supporting our products outside the United States could cause our sales to decline.

We have established subsidiaries in Hong Kong, Japan, Korea, Singapore and the United Kingdom, representative offices in Australia and China and a registered branch in France to market, sell and service our products. We intend to expand substantially our existing international operations and to enter new international markets. This expansion will require significant management attention and financial resources. We currently have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards.

We may not be able to maintain or increase international market demand for our products. In addition, international operations are subject to other inherent risks, including:

•	potential foreign government regulation of our technology or unexpected changes in regulatory requirements;

•	greater difficulty and delays in accounts receivable collection;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	currency fluctuations; and

•	potentially adverse tax consequences.

Revenues from outside of North America were 48% of our total revenues for the year ended September 30, 2001 and 52% of our total revenues for the three months ended December 31, 2001. We expect revenues from outside of North America will continue to represent a substantial portion of our total revenues for the foreseeable future. To the extent we are unable to favorably renew our distributor and value-added reseller agreements or make alternative arrangements, revenues from our international operations may decrease.

Our international sales are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less price competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency, which could subject us to fluctuations in exchange rates between the U.S. dollar and the local currency.

Our reliance on third parties to manufacture, assemble and test our products could cause a delay in our ability to fill orders, which might cause us to lose sales.

Flash Electronics, Inc. manufactures, assembles and tests the NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-204 and NetScreen-208 products at its Fremont, California facility. C-MAC Industries, Inc. manufactures, assembles and tests the NetScreen-1000, NetScreen-500 and NetScreen-5XP products at its San Jose, California facility. We currently do not have a long-term supply contract with either Flash Electronics or C-MAC Industries, and we purchase from these manufacturers on a purchase order basis. If we should fail to manage our relationship with Flash Electronics or C-MAC Industries effectively, or if either of these manufacturers experiences delays, disruptions or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed.

The absence of dedicated capacity with Flash Electronics and C-MAC Industries means that, with little or no notice, they could refuse to continue manufacturing some or all of our products. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required or choose to change contract manufacturers, we would lose revenues and damage our customer relationships. C-MAC Industries was acquired by Solectron Corporation in December 2001. Failure to work efficiently and effectively with the combined company following the acquisition would have an adverse effect on revenues and damage our customer relationships.

Our proprietary GigaScreen ASIC, which is key to the functionality of our hardware-based products, is fabricated by foundries operated by Toshiba America Electronic Components, Inc. We have no long-term contract with Toshiba and purchase our ASICs on a purchase order basis. If Toshiba materially delays its supply of ASICs to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, our business would be harmed.

Our reliance on third-party manufacturers also exposes us to the following risks outside our control:

•	unexpected increases in manufacturing and repair costs;

•	interruptions in shipments if one of our manufacturers is unable to complete production;

•	inability to control quality of finished products;

•	inability to control delivery schedules;

•	unpredictability of manufacturing yields;

•	financial strength to meet procurement and manufacturing needs; and

•	potential lack of adequate capacity to provide all or a part of the services we require.

Our reliance on single or limited sources for key components may inhibit our ability to deliver products to our customers, which would negatively impact present and future sales.

We currently purchase several key components, including semiconductors, from single or limited sources. We carry very little inventory of some of our products and product components, and we rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based on forecasts we provide. Some of the semiconductors we require are very complex, and we may not be able to develop an alternate source in a timely manner, which could hurt our ability to deliver our products to our customers. We also purchase power supplies from a single source and purchase other custom components from other sole or limited sources. If we are unable to buy these components on a timely basis, we will not be able to deliver products to our customers, which would negatively impact present and future revenues and, in turn, seriously harm our business.

At various times, some of the key components for our products, such as flash memory, have been in short supply. Delays in receiving components would harm our ability to deliver our products on a timely basis. In addition, because we rely on purchase orders rather than long-term contracts with our suppliers, we cannot predict with certainty our ability to procure components in the longer term. If we receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products.

We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to hire additional personnel or retain existing personnel, our ability to execute our business strategy would be impaired.

Our future success depends upon the continued services of our executive officers, including in particular Robert D. Thomas, Feng Deng and Yan Ke, and other key engineering, sales, marketing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term, and no one is constrained from terminating his or her employment relationship with us at any time. In addition, since a number of our long-standing employees have most of their stock options or restricted stock vested, their economic incentive to remain in our employ may be diminished. Further, we do not have key person life insurance policies covering any of our employees. We also intend to hire a significant number of engineering, sales, marketing and support personnel in the future, and we believe our success depends, in large part, upon our ability to attract and retain these key employees. Competition for personnel is intense, especially in the San Francisco Bay Area. In particular, we have experienced difficulty in hiring qualified ASIC, software, system and test, and customer support engineers, and we may not be successful in attracting and retaining these individuals. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

A breach of network security could harm public perception of our products, which could cause us to lose revenues.

If an actual or perceived breach of network security occurs in one of our end customer’s security systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. This could cause us to lose current and potential end customers or cause us to lose current and potential value-added resellers and distributors. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

Because we are in the business of providing network security, our own networks may be more likely to become a target of hacker attacks. If attacks on our internal networks are successful, public perception of our products would be harmed.

Undetected product errors or defects could result in loss of revenues, delayed market acceptance and claims against us.

We offer a warranty on all of our products, allowing the end customer to have any defective unit repaired, or to receive a replacement product for it. Our products may contain undetected errors or defects. If there is a product failure, we may have to replace all affected products without being able to record revenue for the replacement units, or we may have to refund the purchase price for the defective units. Some errors are discovered only after a product has been installed and used by end customers. Any errors discovered after commercial release could result in loss of revenues and claims against us.

If we are unable to fix errors or other problems that later are identified after full deployment, in addition to the consequence described above, we could experience:

•	failure to achieve market acceptance;

•	loss of customers;

•	loss of or delay in revenues and loss of market share;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by our customers; and

•	increased insurance costs.

If our products do not interoperate with our end customers’ networks, installations would be delayed or cancelled, which could significantly reduce our revenues.

Our products are designed to interface with our end customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Many of our end customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks as well as with future products that might be added to these networks in order to meet our end customers’ requirements. If we find errors in the existing software used in our end customers’ networks, we may elect to modify our software to fix or overcome these errors so that our products will interoperate and scale with their existing software and hardware. If our products do not interoperate with those within our end customers’ networks, installations could be delayed or orders for our products could be cancelled, which could significantly reduce our revenues.

If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could reduce our gross margins or cause us to lose sales.

Because we currently do not have long-term supply contracts with our contract manufacturers, they are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. We provide forecasts of our demand to our contract manufacturers up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, our contract manufacturers may have excess inventory, which would increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products.

We might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

Because our products and services provide and monitor network security and may protect valuable information, we could face claims for product liability, tort or breach of warranty. Anyone who circumvents our security measures could misappropriate the confidential information or other property of end customers using our products or interrupt their operations. If that happens, affected end customers or others may sue us. In addition, we may face liability for breaches caused by faulty installation of our products by our service and support organizations. Provisions in our contracts relating to warranty disclaimers and liability limitations may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances. Defending a lawsuit, regardless of its merit, could be costly and could divert management attention. Our business liability insurance coverage may be inadequate or future coverage may be unavailable on acceptable terms or at all. Our business liability insurance has no specific provisions for product liability for network security breaches.

If we fail to protect our intellectual property rights, end customers or potential competitors might be able to use our technologies to develop their own solutions, which could weaken our competitive position or reduce our revenues.

We rely and plan to continue to rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control the use, access to and distribution of our software, documentation and other proprietary information. Unauthorized parties may attempt to copy or otherwise to obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

We could become subject to litigation regarding intellectual property rights that could be costly and result in the loss of significant rights.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of another party’s intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

•	stop or delay selling, incorporating or using products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license might not be available on reasonable terms or at all; or

•	redesign the products that use that technology.

If we are forced to take any of these actions, our business might be seriously harmed. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that could be imposed.

The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition and results of operations.

From time to time, we may be required to license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available to us on commercially reasonable terms or at all. The inability to obtain any third-party license required to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition and results of operations.

We will record substantial expenses related to our issuance of stock options that will have a material negative impact on our financial condition and results of operations.

We have granted stock options under our stock option plan since November 1997. We are required to recognize, as a reduction of stockholders’ equity, deferred stock compensation equal to the difference between the deemed fair market value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. This deferred compensation is amortized over the vesting period of the applicable options, generally four years, using the straight line vesting method. At December 31, 2001, approximately $61.8 million of deferred stock compensation related to employee stock options remained unamortized. The resulting amortization expense will have a material negative impact on our results of operations in future periods.

Governmental regulations affecting the import or export of products could negatively affect our revenues.

Governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies could harm our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys.

In particular, in light of recent terrorist activity, governments could enact additional regulation or restrictions on the use, import or export of encryption technology. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This might decrease demand for our products and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the domestic and international network security market.

Earthquakes, other natural disasters and power shortages may damage our facilities or the facilities of third parties on which we depend.

Our corporate headquarters and our key third-party manufacturers are located in Northern California near major earthquake faults that have experienced earthquakes in the past. An earthquake or other natural disaster near our headquarters or near one or more of the facilities of third parties upon which we rely could disrupt our operations or the operations of those parties. Additionally, the loss of electric power, such as the temporary loss of power caused by power shortages in the grid servicing of our facilities or the facilities of these third parties in Northern California, could disrupt operations or impair critical systems. None of these disruptions would be covered by insurance, so the supply of our products could be limited, our business could be hampered and our financial condition and results of operations could be harmed.

The price of our common stock is likely to be volatile.

The market prices of the securities of technology-related companies have been extremely volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow more slowly than we anticipate, if operating or capital expenditures exceed our expectations and cannot be reduced appropriately, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for technology-related stocks or the stock market in general experiences a continued or greater loss in investor confidence or otherwise fails, the market price of our common stock could decline for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. General political or economic conditions, such as a recession or interest rate or currency rate fluctuations, could also cause the market price of our common stock to decline.

The concentration of our capital stock ownership with insiders is likely to limit ability of other stockholders to influence corporate matters.

Our executive officers, our directors, our current greater than 5% stockholders and entities affiliated with any of them together beneficially own a majority of our outstanding common stock. As a result, these stockholders are be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in our control that might be viewed as beneficial by other stockholders.

Management could invest or spend the proceeds from our initial public offering in ways that might not enhance our results of operations or market share.

We have made no specific allocations of the net proceeds from our initial public offering. Consequently, management will retain a significant amount of discretion over the application of these proceeds and could spend the proceeds in ways that do not improve our operating results or increase our market share. In addition, these proceeds may not be invested to yield a favorable rate of return.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of December 31, 2001, there were 73,626,139 shares of common stock outstanding. Of these shares, only shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market. After the lockup agreements pertaining to our initial public offering expire 180 days from the date of our prospectus, an additional 56,363,637 shares will be eligible for sale in the public market, 35,004,435 of which are held by directors, executive officers and other affiliates, and are subject to volume limitations under Rule 144 of the Securities Act and various vesting agreements. In addition, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option and purchase plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. Goldman Sachs & Co., the lead managers of our initial public offering, may also, in its sole discretion, permit our officers, directors and current stockholders to sell shares prior to the expiration of the lock-up agreements.

Provisions in our charter documents might deter a company from acquiring us, which could inhibit a stockholder from receiving an acquisition premium for their shares.

We have adopted a classified board of directors. Our board is divided into three classes that serve staggered three-year terms. Only one class of directors will be elected each year, while the directors in the other classes will continue on our board for the remainder of their terms. This classification of our board could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, control of NetScreen since it would make it more difficult and time-consuming to replace our then current directors. In addition, our stockholders are unable to call special meetings of stockholders, to act by written consent, to remove any director or the entire board of directors without a supermajority vote or to fill any vacancy on our board of directors. Our stockholders must also meet advance notice requirements for stockholder proposals. Our board may also issue preferred stock without any vote or further action by the stockholders. These provisions and other provisions under Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

ITEM 3.     Qualitative and Quantitative Disclosure about Market Risk

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets.

As of December 31, 2001, our investment portfolio consisted of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within one year. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities and Use of Proceeds

(c) During the fiscal quarter ended December 31, 2001, we issued and sold the following unregistered securities:

On October 4, 2001, we issued and sold 5,762,502 shares of Series F convertible preferred stock to a group of 20 investors, consisting of one individual and 19 venture capital and investment funds for a total purchase price of $29.7 million, net of issuance costs of $278,000, all of which was paid in cash. Each share of Series F convertible preferred stock automatically converted into common stock upon the closing of our initial public offering of common stock on December 17, 2001. The sale and issuance of the preferred stock was determined to be exempt from registration under Regulation D promulgated under the Securities Act as a transaction by an issuer not involving a public offering. The securities were offered and sold to a limited number of purchasers without general solicitation or advertising. Purchasers were provided or had access to the requisite information about the company and the shares were issued with legends restricting their salability.

On November 13, 2001, we issued and sold 6,000 shares of common stock to Infonetics Research, Inc. for an aggregate purchase price of $4,500 pursuant to the exercise of a non-plan stock option issued on August 25, 2000. The purchaser paid cash for the purchase price. The sale and issuance of securities listed above were determined to be exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The securities were offered and sold to a single purchaser without general solicitation or advertising. The purchaser was provided or had access to the requisite information about the company and the shares were issued with legends restricting their salability.

During the fiscal quarter ended December 31, 2001, we issued and sold 170,782 shares of common stock to employees pursuant to exercises of options granted under our 1997 Equity Incentive Plan, with an average exercise price of $5.51 per share paid in cash. These issuances and sales of securities were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 under 3(b) of the Securities Act as transactions under compensation benefit plans and contracts relating to compensation.

(d) The Securities and Exchange Commission declared the Company’s first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-71048), relating to the Company’s initial public offering of its common stock, effective on December 11, 2001. The Company sold a total of 11,500,000 shares of its common stock to an underwriting syndicate; 1,500,000 of these shares were sold pursuant to the managing underwriters’ exercise of an over-allotment option on December 14, 2001. The managing underwriters were Goldman, Sachs & Co., Inc., JPMorgan Securities Inc., UBS Warburg LLC and Wachovia Securities. The Company commenced the offering of its common stock on December 12, 2001, at an initial public offering price of $16.00 per share. The offering closed on December 17, 2001. The initial public offering resulted in aggregate gross proceeds of $184,000,000, $12,880,000 of which was applied to the underwriting discount and approximately $2,338,000 of which was applied to related expenses. As a result, the Company received approximately $168,782,000 after offering expenses.

The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $0.001 par value per share, in December 2001:

Gross proceeds from the Company’s IPO	$184,000,000

Offering expenses:
Underwriting fees	12,880,000
Other offering expenses	2,338,000

Total offering expenses	15,218,000

Net proceeds from the Company’s IPO	$168,782,000

To date, the Company has not used any of the net proceeds of the IPO. Following the completion of the Company’s IPO, all series of the Company’s issued and outstanding preferred stock, par value $0.001, converted automatically into 38,235,584 shares of our common stock, par value $0.001 per share.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

On November 27, 2001, in connection with our initial public offering, we submitted by written consent the following proposals to a vote of our stockholders:

1.    Approval of a form of indemnity agreement to be entered into between the Company and our executive officers and directors upon completion of our initial public offering:

For	Against	Abstain
45,025,533	236,955	60,000

2.    Adoption of our 2001 Equity Incentive Plan and the reservation of 20,000,000 shares of common stock for issuance, including any additional shares available under the 1997 Equity Incentive Plan:

For	Against	Abstain
44,991,739	210,749	60,000

3.    Adoption of the 2001 Employee Stock Purchase Plan and the reservation of 1,000,000 shares of common stock for issuance:

For	Against	Abstain
45,202,488	0	60,000

4.    Approval of the Restated Certificate of Incorporation and the Restated Bylaws of the Company effective immediately following the initial public offering.

For	Against	Abstain
44,952,533	210,749	99,206

In each case, the number of shares voting in favor of the proposal was in excess of the vote required to approve the proposal.

Item 5.     Other Information

We introduced two new products in the three months ended December 31, 2001. Our NetScreen-50 and NetScreen-25 were both introduced in November 2001. The NetScreen-50 and NetScreen-25 offer a security solution for small and medium sized companies as well as enterprise branch and remote offices. The NetScreen-50 is a high performance security appliance, offering 170 Mbps of firewall and 50 Mbps of 3DES VPN, protecting corporate LANs as well as public servers such as mail, web or FTP.

The NetScreen-25 has the same interfaces and offers 100 Mbps of firewall and 20 Mbps of 3DES VPN.

We introduced the NetScreen-200 series in January 2002. The NetScreen-200 Series includes two new products, the NetScreen-204 and the NetScreen-208. These products can be easily integrated into many different environments, including medium and large enterprise offices, e-business sites, data centers and carrier infrastructures. Complete with either four or eight auto-speed-sensing, auto-polarity correcting 10/100 Base-T Ethernet ports, the NetScreen-200 Series performs firewall functions at near wire-speed (550 Mbps on the NetScreen-208 and 400 Mbps on the NetScreen-204).

On December 17, 2001, NetScreen entered into a non-exclusive North American Distribution Agreement with Ingram Micro Inc. Ingram Micro, the largest global wholesale provider of technology products and supply chain management services, will distribute a subset of NetScreen’s product line to selected resellers approved and authorized by NetScreen. The products Ingram Micro will distribute include NetScreen’s integrated security appliances, VPN client software and network management products. Specifically, the products are: NetScreen-5XP, NetScreen-25, NetScreen-50, NetScreen-100, NetScreen-204; NetScreen-Remote; and NetScreen-Global PRO Express.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

The following exhibit is filed herewith:

10.1    Manufacturing Agreement by and between Flash Electronics, Inc. and the Registrant dated January 3, 2002*

* Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(b)    Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ REMO E. CANESSA
Chief Financial Officer and Corporate Secretary (Duly Authorized and Principal Financial Officer)

Dated: February 13, 2002