Form 10-Q
period 2002-03-31
NETSCREEN TECHNOLOGIES INC
filed 2002-05-15
CIK 1088454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

As of April 30, 2002, 73,771,456 shares of the Registrant’s common stock, $0.001 par value per share, were outstanding.

NETSCREEN TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements
NETSCREEN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	Mar. 31, 2002	Sep. 30, 2001*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,610	$11,505
Short-term investments	157,761	6,150
Restricted cash	2,952	3,236
Accounts receivable, net	17,548	16,355
Inventories	1,052	1,877
Deferred income taxes	3,370	—
Other current assets	2,890	2,814

Total current assets	254,183	41,937
Property and equipment	5,748	6,186
Restricted cash	—	1,377
Other assets	638	701

Total assets	$260,569	$50,201

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$3,641	$4,586
Accrued expenses	8,660	6,977
Accrued compensation	5,107	4,632
Accrued income taxes	3,934	164
Deferred revenue	19,257	15,737
Current portion of debt and capital lease obligations	1,832	1,511

Total current liabilities	42,431	33,607

Long-term portion of debt and capital lease obligations	2,378	2,663
Commitments
Redeemable convertible preferred stock, $0.001 par value, issuable in series:
Authorized shares — 10,000,000 at March 31, 2002; 33,600,000 at September 30, 2001
Issued and outstanding shares — none at March 31, 2002; 32,473,082 at September 30, 2001	—	56,542
Stockholders’ equity (net capital deficiency):
Convertible preferred stock, $0.001 par value:
Authorized shares — 10,000,000 at March 31, 2002; none at September 30, 2001	—	—
Issued and outstanding — none at March 31, 2002 and September 30, 2001
Common stock, $0.001 par value:
Authorized shares — 500,000,000 at March 31, 2002; 100,000,000 at September 30, 2001
Issued and outstanding shares — 73,730,785 at March 31, 2002; 23,780,742 at September 30, 2001	74	24
Additional paid-in capital	369,400	105,267
Accumulated deficit	(96,818)	(91,436)
Accumulated other comprehensive loss	(165)	—
Deferred stock compensation	(55,160)	(54,895)
Stockholders’ notes receivable	(1,571)	(1,571)

Total stockholders’ equity (net capital deficiency)	215,760	(42,611)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (net capital deficiency)	$260,569	$50,201

* Derived from audited financial statements. Reclassified for comparative purposes.

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Revenues:
Product	$26,494	$15,840	$50,593	$30,349
Maintenance and service	5,543	3,228	10,417	5,875

Total revenues	32,037	19,068	61,010	36,224

Cost of revenues:
Product*	6,566	5,119	13,856	9,280
Maintenance and service*	1,963	730	3,165	1,776

Total cost of revenues	8,529	5,849	17,021	11,056

Gross margin	23,508	13,219	43,989	25,168

Operating expenses:
Research and development*	8,061	6,439	15,378	11,517
Sales and marketing*	15,161	13,749	29,827	26,055
General and administrative*	4,196	1,629	8,434	4,493

Total operating expenses	27,418	21,817	53,639	42,065

Loss from operations	(3,910)	(8,598)	(9,650)	(16,897)
Interest and other income, net	955	351	1,285	850

Loss before taxes	(2,955)	(8,247)	(8,365)	(16,047)
Provision for income taxes	(339)	—	(639)	—

Net loss	(3,294)	(8,247)	(9,004)	(16,047)
Deemed dividend on Series E and F redeemable convertible preferred stock	—	(731)	(28,743)	(1,462)

Net loss applicable to common stockholders	$(3,294)	$(8,978)	$(37,747)	$(17,509)

Basic and diluted net loss per share applicable to common stockholders	$(0.05)	$(0.56)	$(0.77)	$(1.15)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	70,573	15,891	49,071	15,271

*Includes stock-based compensation of the following:
Cost of product revenues	$411	$316	$821	$670
Cost of maintenance and service revenues	238	317	468	731
Research and development	1,947	1,524	3,767	3,119
Sales and marketing	2,764	2,272	5,592	4,694
General and administrative	691	(1,553)	1,340	(431)

Total stock-based compensation	$6,051	$2,876	$11,988	$8,783

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended March 31,
	2002	2001
Operating activities
Net loss	$(9,004)	$(16,047)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Depreciation and amortization	1,562	753
Amortization of deferred stock compensation	11,988	8,783
Compensation expense related to accelerated vesting of stock options	360	—
Compensation expense related to warrants issued in connection with debt arrangements	16	—
Changes in operating assets and liabilities:
Accounts receivable (net of allowances)	(1,193)	(3,996)
Inventories	825	539
Deferred income taxes	(3,370)	—
Other current assets	(76)	(726)
Other assets	47	(219)
Accounts payable	(945)	(818)
Accrued expenses	1,683	1,461
Accrued compensation	475	913
Accrued income taxes	3,770	—
Deferred revenue	3,520	2,540

Net cash provided by (used in) operating activities	9,658	(6,817)

Investing activities
Purchase of property and equipment	(1,124)	(3,612)
Purchases of short-term investments	(215,526)	(17,900)
Maturities of short-term investments	63,750	12,200

Net cash used in investing activities	(152,900)	(9,312)

Financing activities
Proceeds from borrowing arrangements	944	—
Principal payments on debt and capital lease obligations	(908)	(144)
Restricted cash	1,661	(6,231)
Proceeds from initial public offering of common stock, net	168,639	—
Proceeds from issuance of common stock under stock option plans, net of repurchases	289	64
Proceeds from issuance of convertible preferred stock, net	29,722	(10)

Net cash provided by (used in) financing activities	200,347	(6,321)

Net increase (decrease) in cash and cash equivalents	57,105	(22,450)
Cash and cash equivalents at beginning of period	11,505	26,069

Cash and cash equivalents at end of period	$68,610	$3,619

Supplemental disclosures of cash flow information:
Cash paid for interest	$275	$54
Cash paid for taxes	$239	$—
Supplemental schedule of noncash investing and financing activities:
Property and equipment acquired under capital lease	$—	$514
Deferred stock compensation related to options issued below fair market value	$13,461	$214
Reversal of deferred stock compensation for terminated employees	$1,208	$12,155
Deemed dividends on Series E and F preferred stock	$28,743	$1,462
Conversion of preferred stock to common stock	$115,007	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002 or for any other future period.

Recent Events

The Company completed the sale of a total of 11,500,000 shares of common stock in December 2001 in an initial public offering (“IPO”) at a price of $16.00 per share. The Company received total net proceeds of approximately $168.6 million upon the consummation of the IPO. See Note 4, “Initial Public Offering,” for additional information.

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

Revenue recognition — distributors and value added resellers

The Company defers revenues on all sales to its distributors until the distributor has sold the products to its customers. The Company’s agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the prices of the Company’s products. The Company’s agreements with value-added resellers typically do not include stock rotation or price protection rights. At the time of shipment to value-added resellers, the Company reserves for estimated returns and exchanges. These revenue reserves are estimated and adjusted periodically based on historical rates of returns and allowances, inventory levels for value-added resellers that submit inventory or sell-through reports, the volume of sales to value-added resellers that the Company ships directly to end customers, and for sales to value-added resellers that do not submit inventory or sell-through reports, accounts receivable balances, payment history and other related factors.

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

Net loss per share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, “Earnings per Share” (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic net loss per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Potentially dilutive securities include convertible preferred stock, stock options, shares subject to repurchase and warrants (using the treasury stock method). Potentially dilutive securities have been excluded from the Company’s diluted net loss per share computations as their inclusion would be antidilutive due to net losses for all periods presented. The total number of shares excluded from the computations of diluted net loss per share was approximately 10,473,000 for the three and six months ended March 31, 2002 and 39,310,000 for the three and six months ended March 31, 2001.

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Net loss applicable to common stockholders	$(3,294)	$(8,978)	$(37,747)	$(17,509)

Basic and diluted:
Weighted-average shares of common stock outstanding	73,711	24,422	52,543	24,570
Less weighted-average shares subject to repurchase	3,138	8,531	3,472	9,299

Shares used in computing basic and diluted net loss per share applicable to common stockholders	70,573	15,891	49,071	15,271

Basic and diluted net loss per share applicable to common stockholders	$(0.05)	$(0.56)	$(0.77)	$(1.15)

Comprehensive Loss

Comprehensive loss includes certain unrealized gains and losses that are recorded as a component of stockholders’ equity and excluded from the determination of net loss. The Company’s only component of accumulated other comprehensive loss was unrealized loss on investments in the three and six month periods ended March 31, 2002. The unrealized loss was $165,000 in the three and six month periods ended March 31, 2002.

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

In August 2001, the FASB issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 superceded Statement of Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No. 30. The Company adopted SFAS 144 during the second quarter of fiscal 2002. The adoption of SFAS 144 did not have a material impact on the Company’s operating results or financial condition.

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that the Company gives to its customers or resellers should be accounted for as a reduction of revenue unless the Company receives a benefit that is identifiable and that can be reasonably estimated. The Company adopted this new release as of January 1, 2002 and does not expect that the adoption of EITF Issue No. 01-09 will have a material impact on the Company’s total net revenue.

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

Inventories consist of the following (in thousands):

	Mar. 31, 2002	Sep. 30, 2001
Raw materials	$428	$709
Finished goods	624	1,168

	$1,052	$1,877

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

Note 3. Business Segment Information
The Company operates in one business segment, the sale of security and traffic management solutions for network environments. The Company sells its products and technology primarily to customers in North America, Asia and Europe. Revenues by geographic regions were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
North America	$14,552	$10,370	$28,529	$20,878
Asia	9,661	4,749	18,282	9,046
Europe	7,197	3,740	12,966	6,017
Others	627	209	1,233	283

Total	$32,037	$19,068	$61,010	$36,224

Note 4. Initial Public Offering

On December 17, 2001, the Company closed the sale of 11,500,000 shares of common stock, including the underwriters’ exercise of an over-allotment option, in an initial public offering at a price of $16.00 per share. A total of $184.0 million in gross proceeds was raised from these transactions. After deducting the underwriting discount of approximately $12.9 million and approximately $2.5 million of offering expenses, net proceeds were $168.6 million. Upon the closing of the IPO, all preferred shares were automatically converted into common shares.

Note 5. Series F Convertible Preferred Stock

In October 2001, the Company completed the sale of 5,762,502 shares of the Company’s Series F convertible preferred stock, $0.001 par value per share, at a price of $5.2061 per share, for proceeds of approximately $29.7 million, net of issuance costs of $278,000. The deemed fair value of the shares at the time of issuance was approximately $10.00 per share. The difference between the deemed fair value of $10.00 per share and the issue price of $5.2061 per share was accounted for as a deemed dividend totaling approximately $27.6 million in the quarter ended December 31, 2001.

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

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties identified in our final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on December 12, 2001, as well as other reports that we will file from time to time with the Securities and Exchange Commission. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those presented in “Risk Factors” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Overview

We develop, market and sell a broad family of network security systems and appliances that deliver high performance, cost-effective security for enterprises and service providers. Our security systems and appliances deliver integrated firewall, virtual private network, and network traffic management capabilities in a single device using our proprietary application specific integrated circuits, referred to as the GigaScreen ASIC and GigaScreen-II ASIC, and our proprietary security operating system and applications, referred to as ScreenOS. Our security systems and appliances can be centrally managed with our suite of flexible management software, which enables secure, scalable monitoring of devices, network traffic and security events, and policy administration for both enterprises and service providers. Our products are based on industry standard communication protocols so that they may be integrated easily into networks and interoperate with other security devices and software applications based on these industry standard communication protocols.

From our inception in October 1997 through May 1998, our activities were primarily devoted to expanding our research and development capabilities, designing our ASICs, developing our ScreenOS, and developing and testing our NetScreen-100 and NetScreen-10 security appliances. We began shipping the NetScreen-100 and NetScreen-10 security appliances in June 1998, the NetScreen-5 security appliance in September 1999, the NetScreen-1000 security system in May 2000, the NetScreen-500 security system in May 2001, the NetScreen-5XP security appliance, the successor to the NetScreen-5, in June 2001, and the NetScreen-50 and NetScreen-25 security appliances, which replaced the NetScreen-10, in November 2001. We began shipping the NetScreen-204 and NetScreen-208 security appliances in January 2002 and the NetScreen-5200 security system in April 2002. We began shipping NetScreen-Remote VPN client software in August 1998, NetScreen-Global Manager management software in September 1999 and NetScreen-Global PRO management software in March 2001. We have incurred significant losses in each fiscal period and, as of March 31, 2002, we had an accumulated deficit of $96.8 million.

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

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and sales support functions and costs associated with promotional and other marketing activities. We intend to expand our sales operations substantially, both domestically and internationally, in order to increase sales of our products. In addition, we believe part of our future success will be dependent upon establishing successful relationships with a variety of additional resellers in other countries. We expect that sales and marketing expenses will increase in absolute dollars as we expand our sales efforts in additional domestic and international locations, hire additional sales and marketing personnel and initiate additional marketing programs.

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

In connection with the granting of employee stock options that had exercise prices subsequently deemed to be below fair market value on the date of grant, we have recorded deferred stock-based compensation. Deferred stock compensation represents the difference between the deemed fair market value of our common stock for financial reporting purposes on the date of grant and the exercise price of these options. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right lapses over the vesting period of the exercised option. Deferred stock compensation is included as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options or the repurchase period for the applicable restricted stock, generally four years, using the straight-line vesting method. This stock-based compensation expense relates to stock options granted to individuals in all cost of revenues and operating expense categories and has been included with other expenses in those categories. As of March 31, 2002, $55.2 million of deferred stock compensation remained unamortized.

We recorded a deemed dividend of $27.6 million in the six months ended March 31, 2002 related to the issuance of our Series F preferred stock at a price below its deemed fair value. We also recorded deemed dividends of $1.1 million and $1.5 million in the six months ended March 31, 2002 and 2001, respectively, to account for cumulative dividends on our Series E and F preferred stock.

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

We sell to value-added resellers, distributors and end customers. We derived approximately 84% of our total revenues from value-added resellers and distributors in the six months ended March 31, 2002. We defer revenues on all sales to our distributors until the distributor has sold our products to its customers. Our agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the prices of our products. Our agreements with value-added resellers typically do not include stock rotation or price protection rights. At the time of shipment to value-added resellers, we reserve for estimated returns and exchanges. These revenue reserves are estimated and adjusted periodically based on historical rates of returns and allowances, inventory levels for value-added resellers that submit inventory or sell-through reports, the volume of sales to value added-resellers that we ship directly to end customers, and for sales to value-added resellers that do not submit inventory or sell-through reports, accounts receivable balances, payment history and other related factors.

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

Results of Operations for the Three Months Ended March 31, 2002 and 2001

Revenues

Product Revenues. Revenues from sales of our products increased 67% to $26.5 million in the three months ended March 31, 2002 from $15.8 million in the three months ended March 31, 2001. This increase was attributable to a higher volume of products shipped and increasing demand in our markets. Hardware revenue units increased to approximately 18,000 units in the three months ended March 31, 2002 from approximately 6,000 units in the three months ended March 31, 2001.

Maintenance and Service Revenues. Revenues from maintenance and services increased 72% to $5.5 million in the three months ended March 31, 2002 from $3.2 million in the three months ended March 31, 2001. This increase was the result of the higher volume of products shipped and the related recognition of revenues associated with the portion of product revenues attributable to maintenance and services over the applicable maintenance period, as well as increased maintenance renewals.

No single customer accounted for 10% or more of our total revenues in either three-month period. North American sales accounted for approximately 45% of our total revenues in the three months ended March 31, 2002 and 54% of our total revenues in the three months ended March 31, 2001.

There can be no assurance that our revenues will continue to increase in absolute dollars or at the rate at which they have grown in recent periods.

Cost of Revenues; Gross Margin

Cost of revenues including stock-based compensation increased to $8.5 million in the three months ended March 31, 2002 from $5.8 million in the three months ended March 31, 2001. Excluding stock-based compensation of approximately $649,000 and $633,000 in the three months ended March 31, 2002 and 2001, respectively, cost of revenues increased to $7.9 million in the three months ended March 31, 2002 from $5.2 million in the three months ended March 31, 2001. This increase, excluding stock-based compensation, was related primarily to the increase in our revenues and, to a lesser extent, to increases in product warranty costs and costs related to the expansion of our customer support infrastructure. These increases were partially offset by reductions in the price we purchase our products at. Gross margin, excluding stock-based compensation, as a percentage of total revenues was 75.4% in the three months ended March 31, 2002 compared to 72.6% in the three months ended March 31, 2001. The increase in gross margin percentage was primarily attributable to sales of higher-margin products, partially offset by declining margins on our maintenance and service business as we expand our worldwide customer service infrastructure in order to grow that business. Despite this increase, we expect our gross margin percentage to decline over time.

Operating Expenses

Research and Development Expenses. Research and development expenses including stock-based compensation increased 25.2% to $8.1 million in the three months ended March 31, 2002 from $6.4 million in the three months ended March 31, 2001. Excluding stock-based compensation of $1.9 million and $1.5 million in the three months ended March 31, 2002 and 2001, respectively, research and development expenses increased 24.4% to $6.1 million in the three months ended March 31, 2002 from $4.9 million in the three months ended March 31, 2001. These expenses, excluding stock-based compensation, represented 19.1% and 25.8% of total revenues for the three months ended March 31, 2002 and 2001, respectively. The dollar increase was primarily attributable to increased personnel costs as a result of increased headcount and increased prototype and product certification expenses associated with the development of new products and increased product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses including stock-based compensation increased 10.3% to $15.2 million in the three months ended March 31, 2002 from $13.7 million in the three months ended March 31, 2001. Excluding stock-based compensation of $2.8 million and $2.3 million in the three months ended March 31, 2002 and 2001, respectively, sales and marketing expenses increased 8.0% to $12.4 million in the three months ended March 31, 2002 from $11.5 million in the three months ended March 31, 2001. These expenses, excluding stock-based compensation, were 38.7% and 60.2% of total revenues for the three months ended March 31, 2002 and 2001, respectively. The dollar increase was primarily related to the expansion of our sales and marketing organizations, including growth in our domestic and international sales forces and associated sales office expenses and, to a lesser extent, increases in marketing-related program costs. These increases were partially offset by a reduction in advertising expenses.

General and Administrative Expenses. General and administrative expenses including stock-based compensation increased 157.6% to $4.2 million in the three months ended March 31, 2002 from $1.6 million in the three months ended March 31, 2001. Excluding stock-based compensation of approximately $691,000 and a $1.6 million credit to stock-based compensation expense in the three months ended March 31, 2002 and 2001, respectively, general and administrative expenses increased 10.2% to $3.5 million in the three months ended March 31, 2002 from $3.2 million in the three months ended March 31, 2001. These expenses, excluding stock-based compensation, were 10.9% and 16.7% of total revenues for the three months ended March 31, 2002 and 2001, respectively. The dollar increase was primarily related to the expansion of our general and administrative organization to support additional finance, human resource, legal and other administrative activities and greater infrastructure requirements, including those associated with being a public company. These increased costs were partially offset by a reduction in outside services.

Stock-based Compensation. During the three months ended March 31, 2002 and 2001, we recorded stock-based compensation expense of $6.1 and $2.9 million, respectively. As of March 31, 2002, $55.2 million of deferred stock compensation remained unamortized.

Interest and Other Income, Net

Interest and other income, net, was approximately $955,000 in the three months ended March 31, 2002 compared to approximately $351,000 in the three months ended March 31, 2001. The increase in interest and other income, net, was primarily a result of increased interest income earned on higher average cash, cash equivalent and short-term investment balances in the three months ended March 31, 2002. The increased interest income was partially offset by higher interest expense in the three months ended March 31, 2002 due to higher levels of debt and capital lease obligations in that period.

Provision for Income Taxes

We recorded an income tax provision of approximately $339,000 for the three months ended March 31, 2002, primarily related to income taxes currently payable on income generated in non-U.S. tax jurisdictions for which no U.S. benefit is currently recognizable. As of March 31, 2002, we reduced a portion of the valuation allowance against deferred tax assets because it is “more likely than not” that we will realize the benefit of such assets based on projected taxable income for the year ended September 30, 2002. Due to operating losses and the uncertainty regarding the ability to recognize an income tax benefit from these losses, there was no provision for income taxes for the three months ended March 31, 2001.

Results of Operations for the Six Months Ended March 31, 2002 and 2001

Revenues

Product Revenues. Revenues from sales of our products increased 66.7% to $50.6 million in the six months ended March 31, 2002 from $30.3 million in the six months ended March 31, 2001. This increase was attributable to a higher volume of products shipped and increasing demand in our markets. Hardware revenue units increased to approximately 34,000 units in the six months ended March 31, 2002 from approximately 13,000 units in the six months ended March 31, 2001.

Maintenance and Service Revenues. Revenues from maintenance and services increased 77.3% to $10.4 million in the six months ended March 31, 2002 from $5.9 million in the six months ended March 31, 2001. This increase was the result of the higher volume of products shipped and the related recognition of revenues associated with the portion of product revenues attributable to maintenance and services over the applicable maintenance period, as well as increased maintenance renewals.

No single customer accounted for 10% or more of our total revenues in either six-month period. North American sales accounted for approximately 47% of our total revenues in the six months ended March 31, 2002 and 58% of our total revenues in the six months ended March 31, 2001.

There can be no assurance that our revenues will continue to increase in absolute dollars or at the rate at which they have grown in recent periods.

Cost of Revenues; Gross Margin

Cost of revenues including stock-based compensation increased to $17.0 million in the six months ended March 31, 2002 from $11.1 million in the six months ended March 31, 2001. Excluding stock-based compensation of $1.3 million and $1.4 million in the six months ended March 31, 2002 and 2001, respectively, cost of revenues increased to $15.7 million in the six months ended March 31, 2002 from $9.7 million in the six months ended March 31, 2001. This increase, excluding stock-based compensation, was related primarily to the increase in our revenues and, to a lesser extent, to increases in costs related to the expansion of our customer support infrastructure and product warranty costs. These increases were partially offset by reductions in the price we purchase our products at. Gross margin, excluding stock-based compensation, as a percentage of total revenues was 74.2% in the six months ended March 31, 2002 compared to 73.3% in the six months ended March 31, 2001. The increase in gross margin percentage was primarily attributable to sales of higher-margin products, partially offset by declining margins on our maintenance and service business as we expand our worldwide customer support infrastructure in order to grow that business. We expect our gross margin percentage to decline over time.

Operating Expenses

Research and Development Expenses. Research and development expenses including stock-based compensation increased 33.5% to $15.4 million in the six months ended March 31, 2002 from $11.5 million in the six months ended March 31, 2001. Excluding stock-based compensation of $3.8 million and $3.1 million in the six months ended March 31, 2002 and 2001, respectively, research and development expenses increased 38.3% to $11.6 million in the six months ended March 31, 2002 from $8.4 million in the six months ended March 31, 2001. These expenses, excluding stock-based compensation, represented 19.0% and 23.2% of total revenues for the six months ended March 31, 2002 and 2001, respectively. The dollar increase was primarily attributable to increased personnel costs as a result of increased headcount and increased prototype and product certification expenses associated with the development of new products and increased product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses including stock-based compensation increased 14.5% to $29.8 million in the six months ended March 31, 2002 from $26.1 million in the six months ended March 31, 2001. Excluding stock-based compensation of $5.6 million and $4.7 million in the six months ended March 31, 2002 and 2001, respectively, sales and marketing expenses increased 13.5% to $24.2 million in the six months ended March 31, 2002 from $21.4 million in the six months ended March 31, 2001. These expenses, excluding stock-based compensation, were 39.7% and 59.0% of total revenues for the six months ended March 31, 2002 and 2001, respectively. The dollar increase was primarily related to the expansion of our sales and marketing organizations, including growth in our domestic and international sales forces and associated sales office expenses. These increases were partially offset by reductions in certain marketing-related program costs, primarily advertising expenses.

General and Administrative Expenses. General and administrative expenses including stock-based compensation increased 87.7% to $8.4 million in the six months ended March 31, 2002 from $4.5 million in the six months ended March 31, 2001. Excluding stock-based compensation of $1.3 million and an approximately $431,000 credit to stock-based compensation expense in the six months ended March 31, 2002 and 2001, respectively, general and administrative expenses increased 44.1% to $7.1 million in the six months ended March 31, 2002 from $4.9 million in the six months ended March 31, 2001. These expenses, excluding stock-based compensation, were 11.6% and 13.6% of total revenues for the six months ended March 31, 2002 and 2001, respectively. The dollar increase was primarily related to the expansion of our general and administrative organization to support additional finance, human resource, legal and other administrative activities and greater infrastructure requirements, including those associated with being a public company.

Stock-based Compensation. During the six months ended March 31, 2002 and 2001, we recorded stock-based compensation expense of $12.0 and $8.8 million, respectively. As of March 31, 2002, $55.2 million of deferred stock compensation remained unamortized.

Interest and Other Income, Net

Interest and other income, net, was $1.3 million in the six months ended March 31, 2002 compared to approximately $850,000 in the six months ended March 31, 2001. The increase in interest and other income, net, was primarily a result of increased interest income earned on higher average cash, cash equivalent and short-term investment balances in the six months ended March 31, 2002. The increased interest income was partially offset by higher interest expense in the six months ended March 31, 2002 due to higher levels of debt and capital lease obligations in that period.

Provision for Income Taxes

We recorded an income tax provision of approximately $639,000 for the six months ended March 31, 2002, primarily related to income taxes currently payable on income generated in non-U.S. tax jurisdictions for which no U.S. benefit is currently recognizable.As of March 31, 2002, we reduced a portion of the valuation allowance recorded against deferred tax assets because it is “more likely than not” that we will realize the benefit of such assts on projected taxable income for the year ended September 30, 2002. Due to operating losses and the uncertainty regarding the ability to recognize an income tax benefit from these losses, there was no provision for income taxes for the six months ended March 31, 2001.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity financing. In October 2001, we completed the sale of 5,762,502 shares of our Series F convertible preferred stock for net proceeds of $29.7 million. Prior to our initial public offering, we raised a total of $82.6 million through the private sale of convertible preferred stock.

In December 2001, we completed the sale of a total of 11,500,000 shares of common stock in our initial public offering. We realized total net proceeds of $168.6 million upon the close of the IPO. See Note 4, “Initial Public Offering,” of the Notes to Condensed Consolidated Financial Statements for additional information.

Net cash provided by operating activities was $9.7 million for the six months ended March 31, 2002, compared to $6.8 million of net cash used in operating activities for the six months ended March 31, 2001. Net cash provided by operating activities for the six months ended March 31, 2002 was primarily the result of cash generated from net loss after adjusting for noncash operating expenses of $4.9 million and increases in accrued income taxes and deferred revenue, partially offset by increases in deferred taxes and accounts receivable. Net cash used by operating activities for the six months ended March 31, 2001 was primarily the result of our net loss after noncash operating expenses and an increase in accounts receivable, partially offset by increases in deferred revenue and accrued expenses.

Net cash used in investing activities was $152.9 million for the six months ended March 31, 2002, compared to $9.3 million of net cash used in investing activities for the six months ended March 31, 2001. Net cash used in investing activities for the six months ended March 31, 2002 was almost entirely due to net purchases of short-term investments. Net cash used in investing activities for the six months ended March 31, 2001 was the result of net purchases of short-term investments and purchases of property and equipment.

Net cash provided by financing activities for the six months ended March 31, 2002 was $200.3 million, compared to $6.3 million of net cash used in financing activities for the six months ended March 31, 2001. Net cash provided by financing activities for the six months ended March 31, 2002 was primarily due to the net proceeds from our IPO and the net proceeds from the sale of our Series F convertible preferred stock. Net cash used in financing activities for the six months ended March 31, 2001 was primarily due to an increase in restricted cash.

As of March 31, 2002, our principal source of liquidity was $226.4 million of cash, cash equivalents and short-term investments. At that date, we had future minimum lease payments under noncancelable operating leases of $3.2 million, which were secured by restricted cash of $3.0 million, and long-term debt obligations, including the current portion, of $4.2 million. At March 31, 2002, we had no material commitments for capital expenditures, but we expect to spend over $2.0 million on capital expenditures during the remaining six months of our fiscal year ending September 30, 2002 and over $4.5 million on capital expenditures during the next 12 months.

In October 1998, we issued a secured promissory note for approximately $482,000 that bears interest at 7.25% per annum. The note does not require us to meet any financial covenants. The note is due in May 2002 and is secured by our assets. The loan is payable in equal monthly installments of principal and interest of approximately $13,000. All interest accumulated under the loan had been paid as of March 31, 2002. As of March 31, 2002, the amount outstanding under the loan was approximately $96,000.

In October 1998, we entered into a $318,000 (later adjusted to $404,000) equipment leasing arrangement with the same lender. During the year ended September 30, 2000, we expanded the equipment leasing arrangement by an additional $500,000. As of March 31, 2002, there was no availability for future purchases of equipment under this leasing arrangement. As of March 31, 2002, the amount outstanding under the arrangement was approximately $312,000.

In February 2001, we entered into an equipment leasing arrangement of approximately $514,000. The lease is payable in monthly installments of principal and interest of approximately $15,000 through February 2004.

In April 2001, we entered into a loan and security agreement for $3.5 million. Under the agreement, we could borrow amounts to finance eligible equipment purchases. The lender has a security interest in the equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 3.75% and are payable in equal monthly installments over a three-year term. A final payment equal to 9% of the amount borrowed, due at the end of the three-year term, has been treated as an additional finance charge and is being amortized over the term of the loan. We are not required to meet any financial covenants. The commitment terminated on November 30, 2001. As of March 31, 2002, we had borrowed $2.0 million at an annual interest rate of 8.2% under this agreement.

In August 2001, we entered into a loan and security agreement for $3.0 million. Under the agreement, we could borrow amounts to finance eligible equipment purchases. The lender has a security interest in the equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 9.5% and are payable in equal monthly installments over terms ranging from 33 to 36 months. We are required to maintain an unrestricted cash balance of $11.0 million while borrowings are outstanding under the agreement. The commitment terminated on November 30, 2001. As of March 31, 2002, we had borrowed $1.3 million at an annual interest rate of 13.8% and approximately $944,000 at an annual rate of 13.3% under this arrangement.

Equipment acquired under these arrangements has been included in Property and Equipment on the accompanying balance sheet.

Future principal payments under debt and capital lease obligations were as follows (in thousands):

Year ending March 31:
2003	$1,832
2004	1,716
2005	662

Total future minimum payments	$4,210

We lease our office facilities under noncancelable operating leases expiring at various dates through May 2003.

In August 2000, we entered into a lease for approximately 51,000 square feet of office space in Sunnyvale, California, which commenced on January 21, 2001 and will terminate on February 14, 2003. The related cost of the lease is approximately $270,000 per month. The lease is secured by a $3.0 million standby letter of credit as of March 31, 2002.

We have entered into several facilities leases for foreign sales offices. The leases expire at various dates through May 2003. The related cost of the leases is approximately $47,000 per month.

Future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
2003	$3,201
2004	7

Total future minimum payments	$3,208

Flash Electronics, Inc. manufactures, assembles and tests the NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-204 and NetScreen-208 products. C-MAC Industries, Inc., manufactures, assembles and tests the Net-Screen-5200, NetScreen-1000, NetScreen-500 and NetScreen-5XP products. We purchase from these manufactures on a purchase order basis, and do not have long-term supply contracts. We are obligated to pay for costs of material plus a fair material margin. At March 31, 2002, we had noncancellable purchase orders of $4.7 million to Flash Electronics, Inc. and C-MAC Industries, Inc.

We currently anticipate that our cash, cash equivalent and short-term investment balances of $226.4 million at March 31, 2002 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds sooner to fund more rapid expansion, to develop new or enhance existing products or services, to respond to competitive pressures or to acquire complementary businesses, products or technologies.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 established new standards for goodwill, including the elimination of goodwill amortization, which is to be replaced with methods of periodically evaluating goodwill for impairment. We adopted this statement during the first quarter of fiscal 2002. The adoption of this pronouncement did not have a material effect on our operating results or financial position.

In August 2001, the FASB issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 superceded Statement of Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No. 30. We adopted SFAS 144 during the second quarter of fiscal 2002. The adoption of this pronouncement did not have a material impact on our operating results or financial position.

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that we give to our customers or resellers should be accounted for as a reduction of revenue unless we receive a benefit that is identifiable and that can be reasonably estimated. We adopted this new release as of January 1, 2002 and do not expect that the adoption of EITF Issue No. 01-09 will have a material impact on our total net revenue.

RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Downturns in the Internet infrastructure, network security and related markets may decrease our revenues and margins.

The market for our products depends on economic conditions affecting the broader Internet infrastructure, network security and related markets. Downturns in these markets may cause enterprises and service providers to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the information technology sector has decreased in the past 18 months, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 have created an uncertain economic environment and we cannot predict the impact of these events, any future terrorist acts or any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and achieve profitability.

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

Current and potential competitors in our market include the following, all of which sell worldwide or have a presence in most of the major geographical markets for their products:

•	firewall and VPN software vendors such as Check Point Software Technologies Ltd. and Symantec Corporation;

•	network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers such as SonicWALL, Inc.,WatchGuard Technologies, Inc. and Symantec Corporation;

•	computer and network component manufacturers; and

•	low cost Internet hardware suppliers with products that include network security functionality; and

•	emerging intrusion detection companies that intend to position their intrusion detection systems as replacements for firewalls.

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

We have incurred significant losses since our inception in October 1997. As of March 31, 2002, we had an accumulated deficit of $96.8 million. We expect to continue to incur losses for the foreseeable future. We had net losses applicable to common stockholders of $34.2 million for the year ended September 30, 2001 and $37.7 million for the six months ended March 31, 2002. We have large fixed expenses, and we expect to continue to incur significant and increasing sales and marketing, research and development and administrative expenses. As a result, we will need to generate significantly higher total revenues to achieve profitability. Revenue growth depends on many factors, including those described elsewhere in these “Risk Factors.” Our revenues may not grow, and we may never achieve profitability. A failure to achieve profitability or a delay in any anticipated timing to achieve profitability could cause our stock price to decline.

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

In the six months ended March 31, 2002, we derived approximately 84% of our total revenues from value-added resellers and distributors. We derived approximately 80% of our total revenues from value-added resellers and distributors in the year ended September 30, 2001. In addition, on December 17, 2001, we entered into a non-exclusive North American Distribution Agreement with Ingram Micro Inc. under which Ingram will distribute a subset of NetScreen’s product line to selected resellers approved and authorized by NetScreen, including value added resellers that previously maintained a direct relationship with us.

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

As a result of our limited operating history, we have little meaningful historical financial data upon which to plan operating expenses or forecast our revenues accurately. Specifically, we began operations in October 1997, and we began shipping the NetScreen-100 and NetScreen-10 in June 1998, the NetScreen-5 in September 1999, the NetScreen-1000 in May 2000, the NetScreen-500 in May 2001, the NetScreen-5XP, the successor to the NetScreen-5, in June 2001, and the NetScreen-50 and NetScreen-25, which replaced the NetScreen-10, in November 2001. We began shipping the NetScreen-204 and NetScreen-208 security appliances in January 2002 and the NetScreen-5200 security system in April 2002. We began shipping NetScreen-Remote VPN client software in August 1998, NetScreen-Global Manager management software in September 1999, NetScreen-Global PRO management software in March 2001 and NetScreen-Global PRO Express management software in November 2001. The revenue and income potential of our products and business is unproven, and the markets that we are addressing are volatile. If our products are not successful, our operating results would be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

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

Revenues from outside of North America were 48% of our total revenues for the year ended September 30, 2001 and 53% of our total revenues for the six months ended March 31, 2002. We expect revenues from outside of North America will continue to represent a substantial portion of our total revenues for the foreseeable future. To the extent we are unable to favorably renew our distributor and value-added reseller agreements or make alternative arrangements, revenues from our international operations may decrease.

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

Flash Electronics, Inc. manufactures, assembles and tests the NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-204 and NetScreen-208 products at its Fremont, California facility. C-MAC Industries, Inc. manufactures, assembles and tests the NetScree-5200, NetScreen-1000, NetScreen-500 and NetScreen-5XP products at its San Jose, California facility. We currently do not have a long-term supply contract with either Flash Electronics or C-MAC Industries, and we purchase from these manufacturers on a purchase order basis. If we should fail to manage our relationship with Flash Electronics or C-MAC Industries effectively, or if either of these manufacturers experiences delays, disruptions or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed.

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

Our proprietary GigaScreen and GigaScreen-II ASICs, which are key to the functionality of our hardware-based products, are fabricated by foundries operated by Toshiba America Electronic Components, Inc. We have no long-term contract with Toshiba and purchase our ASICs on a purchase order basis. If Toshiba materially delays its supply of ASICs to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, our business would be harmed.

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

We have granted stock options under our stock option plan since November 1997. We are required to recognize, as a reduction of stockholders’ equity, deferred stock compensation equal to the difference between the deemed fair market value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. This deferred compensation is amortized over the vesting period of the applicable options, generally four years, using the straight-line vesting method. At March 31, 2002, approximately $55.2 million of deferred stock compensation related to employee stock options remained unamortized. The resulting amortization expense will have a material negative impact on our results of operations in future periods through the quarter ending December 31, 2005.

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

If our existing stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of March 31, 2002, there were 73,730,785 shares of common stock outstanding. Of these shares, only shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market. After the lockup agreements pertaining to our initial public offering expire on June 9, 2002, which is 180 days from the date of the prospectus for our initial public offering, an additional 56,103,383 shares will be eligible for sale in the public market, 35,864,016 of which are held by directors, executive officers and other affiliates, and are subject to volume limitations under Rule 144 of the Securities Act and various vesting agreements. In addition, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option and purchase plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. Goldman Sachs & Co., the lead managers of our initial public offering, may also, in its sole discretion, permit our officers, directors and current stockholders to sell shares prior to the expiration of the lock-up agreements.

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

As of March 31, 2002, our investment portfolio consisted of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within one year. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Undetected product errors or defects could result in loss of revenues, delayed market acceptance and claims against us.

Item 2.     Changes in Securities and Use of Proceeds

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

Gross proceeds from the Company’s IPO	$184,000,000

Offering expenses:
Underwriting fees	12,880,000
Other offering expenses	2,481,000

Total offering expenses	15,361,000

Net proceeds from the Company’s IPO	$168,639,000

To date, the Company has not used any of the net proceeds of the IPO.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

The following exhibit is filed herewith:

3.01  Restated Bylaws of the Registrant, effective December 17, 2001

(b)    Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ REMO E. CANESSA
Remo E. Canessa, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Dated: May 13, 2002