Form 10-Q
period 2002-06-30
NETSCREEN TECHNOLOGIES INC
filed 2002-08-14
CIK 1088454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES  ☒    NO  ☐

As of July 31, 2002, 74,266,370 shares of the Registrant’s common stock, $0.001 par value per share, were outstanding.

NETSCREEN TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2002

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

NETSCREEN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	Jun. 30, 2002	Sep. 30, 2001*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,099	$11,505
Short-term investments	206,189	6,150
Restricted cash	2,671	3,236
Accounts receivable, net	14,018	16,355
Inventories	1,690	1,877
Other current assets	3,866	2,814

Total current assets	261,533	41,937
Property and equipment	5,232	6,186
Restricted cash	—	1,377
Other assets	607	701

Total assets	$267,372	$50,201

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$3,124	$4,586
Accrued expenses	10,082	6,977
Accrued compensation	5,772	4,632
Accrued income taxes	1,628	164
Deferred revenue	22,101	15,737
Current portion of debt and capital lease obligations	1,745	1,511

Total current liabilities	44,452	33,607

Long-term portion of debt and capital lease obligations	1,947	2,663
Commitments
Redeemable convertible preferred stock, $0.001 par value, issuable in series:
Authorized shares — none at June 30, 2002; 33,600,000 at September 30, 2001
Issued and outstanding shares — none at June 30, 2002; 32,473,082 at September 30, 2001	—	56,542
Stockholders’ equity (net capital deficiency):
Convertible preferred stock, $0.001 par value:
Authorized shares — 10,000,000 at June 30, 2002; none at September 30, 2001
Issued and outstanding — none at June 30, 2002 and September 30, 2001	—	—
Common stock, $0.001 par value:
Authorized shares — 500,000,000 at June 30, 2002; 100,000,000 at September 30, 2001
Issued and outstanding shares — 73,938,399 at June 30, 2002; 23,780,742 at September 30, 2001	74	24
Additional paid-in capital	369,856	105,267
Accumulated deficit	(99,260)	(91,436)
Accumulated other comprehensive gain	240	—
Deferred stock compensation	(48,385)	(54,895)
Stockholders’ notes receivable	(1,552)	(1,571)

Total stockholders’ equity (net capital deficiency)	220,973	(42,611)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (net capital deficiency)	$267,372	$50,201

*	Derived from audited financial statements. Reclassified for comparative purposes.

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product	$30,091	$19,107	$80,684	$49,456
Maintenance and service	6,320	3,896	16,737	9,771

Total revenues	36,411	23,003	97,421	59,227

Cost of revenues:
Product*	7,292	5,950	21,148	15,230
Maintenance and service*	2,129	1,023	5,294	2,799

Total cost of revenues	9,421	6,973	26,442	18,029

Gross margin	26,990	16,030	70,979	41,198

Operating expenses:
Research and development*	8,324	6,970	23,702	18,487
Sales and marketing*	16,592	14,573	46,419	40,628
General and administrative*	4,214	3,486	12,648	7,979

Total operating expenses	29,130	25,029	82,769	67,094

Loss from operations	(2,140)	(8,999)	(11,790)	(25,896)
Interest and other income, net	948	179	2,233	1,029

Loss before taxes	(1,192)	(8,820)	(9,557)	(24,867)
Provision for income taxes	(1,250)	—	(1,889)	—

Net loss	(2,442)	(8,820)	(11,446)	(24,867)
Deemed dividend on Series E and F redeemable convertible preferred stock	—	(730)	(28,743)	(2,192)

Net loss applicable to common stockholders	$(2,442)	$(9,550)	$(40,189)	$(27,059)

Basic and diluted net loss per share applicable to common stockholders	$(0.03)	$(0.55)	$(0.71)	$(1.70)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	71,317	17,316	56,486	15,953

* Includes stock-based compensation of the following:
Cost of product revenues	$411	$359	$1,232	$1,029
Cost of maintenance and service revenues	274	359	742	1,090
Research and development	1,928	1,643	5,695	4,762
Sales and marketing	2,794	2,259	8,386	6,953
General and administrative	742	514	2,082	83

Total stock-based compensation	$6,149	$5,134	$18,137	$13,917

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended June 30,
	2002	2001
Operating activities
Net loss	$(11,446)	$(24,867)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Depreciation and amortization	2,421	1,379
Amortization of deferred stock compensation	18,137	13,917
Compensation expense related to accelerated vesting of stock options	360	—
Compensation expense related to warrants issued in connection with debt arrangements	24	15
Changes in operating assets and liabilities:
Accounts receivable (net of allowances)	2,337	(6,581)
Inventories	187	654
Other current assets	(1,052)	31
Other assets	70	(248)
Accounts payable	(1,462)	(1,952)
Accrued expenses	3,105	1,716
Accrued compensation	1,140	1,732
Accrued income taxes	1,464	—
Deferred revenue	6,364	3,915

Net cash provided by (used in) operating activities	21,649	(10,289)

Investing activities
Purchase of property and equipment	(1,467)	(4,592)
Purchases of short-term investments	(319,053)	(17,900)
Maturities of short-term investments	119,254	16,700

Net cash used in investing activities	(201,266)	(5,792)

Financing activities
Proceeds from borrowing arrangements	944	2,033
Principal payments on debt and capital lease obligations	(1,426)	(402)
Restricted cash	1,942	(5,422)
Proceeds from initial public offering of common stock, net	168,639	—
Proceeds from issuance of common stock under stock option and purchase plans, net of repurchases	1,371	75
Proceeds from issuance of convertible preferred stock, net	29,722	(10)
Repayment of stockholder’s note	19	80

Net cash provided by (used in) financing activities	201,211	(3,646)

Net increase (decrease) in cash and cash equivalents	21,594	(19,727)
Cash and cash equivalents at beginning of period	11,505	26,069

Cash and cash equivalents at end of period	$33,099	$6,342

Supplemental disclosures of cash flow information:
Cash paid for interest	$401	$113
Cash paid for taxes	$448	$—
Supplemental schedule of noncash investing and financing activities:
Property and equipment acquired under capital lease	$—	$514
Issuance of warrants in connection with debt arrangements	$—	$111
Deferred stock compensation related to options issued below fair market value	$13,461	$2,084
Reversal of deferred stock compensation for terminated employees	$1,834	$12,687
Deemed dividends on Series E and F preferred stock	$28,743	$2,192
Conversion of preferred stock to common stock	$115,007	$—

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    Background and Basis of Presentation

The Company

NetScreen Technologies, Inc. (the “Company” or “NetScreen”) was incorporated in Delaware on October 30, 1997. NetScreen provides a broad family of network security systems and appliances that deliver high performance, cost-effective security for enterprises and service providers. The Company’s security systems and appliances deliver integrated firewall, virtual private network, or VPN, and network traffic management capabilities in a single device using the Company’s GigaScreen application specific integrated circuits and ScreenOS security operating system and applications. NetScreen’s products are used by enterprises and service providers.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002 or for any other future period.

Recent Events

The Company completed the sale of a total of 11,500,000 shares of common stock in December 2001 in an initial public offering (“IPO”) at a price of $16.00 per share. The Company received total net proceeds of approximately $168.6 million upon the consummation of the IPO. See Note 4, “Initial Public Offering,” for additional information.

Critical Accounting Policies

Revenue recognition — general

The Company derives revenues primarily from sales of its hardware-based security systems and appliances and maintenance arrangements, and, to a lesser extent, from sales of software products and services. The Company generally recognizes revenues when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is probable. For newly introduced technically complex products, such as the NetScreen-5000 product series, the Company defers revenues from the sale of these products until they have successfully performed in the marketplace. The timeframe for deferral of these revenues can vary accordingly.

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

Accounts receivable

The Company has a large, diversified customer base, which includes customers located in foreign countries. The Company monitors the creditworthiness of its customers but has experienced losses related to its accounts receivable in the past. The Company records an allowance for doubtful accounts based on past history, current economic conditions and the composition of its accounts receivable aging and, in some cases, makes allowances for specific customers based on several factors, such as the creditworthiness of those customers and payment history. Actual write-offs may differ from the allowances for doubtful accounts, and this difference may have a material effect on the Company’s financial position and results of operations.

Sales return reserve

The Company regularly records a sales return reserve that approximates the aggregate dollar amount of expected future returns and allowances. The sales return reserve is calculated based on past return history, product mix, channel mix and, in some cases, allowances for specific customers based on several factors such as return rights included in the Company’s agreements with customers.

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

Net loss per share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, “Earnings per Share” (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic net loss per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares subject to repurchase. Potentially dilutive securities include convertible preferred stock, stock options, shares subject to repurchase and warrants (using the treasury stock method). Potentially dilutive securities have been excluded from the Company’s diluted net loss per share computations as their inclusion would be antidilutive due to net losses for all periods presented. The total number of shares excluded from the computations of diluted net loss per share was approximately 10,856,000 for the three and nine months ended June 30, 2002 and 40,239,000 for the three and nine months ended June 30, 2001.

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net loss applicable to common stockholders	$(2,442)	$(9,550)	$(40,189)	$(27,059)

Basic and diluted:
Weighted-average shares of common stock outstanding	73,844	23,981	59,643	24,374
Less weighted-average shares subject to repurchase	2,527	6,665	3,157	8,421

Shares used in computing basic and diluted net loss per share applicable to common stockholders	71,317	17,316	56,486	15,953

Basic and diluted net loss per share applicable to common stockholders	$(0.03)	$(0.55)	$(0.71)	$(1.70)

Comprehensive Gain

Comprehensive gain includes certain unrealized gains and losses that are recorded as a component of stockholders’ equity and excluded from the determination of net loss. The Company’s only component of accumulated other comprehensive gain was an unrealized gain on investments in the three and nine month periods ended June 30, 2002. The unrealized gain was approximately $405,000 and $240,000 in the three and nine month periods ended June 30, 2002.

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

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. This release requires that cash consideration (including sales incentives) that the Company gives to its customers or resellers should be accounted for as a reduction of revenue unless the Company receives a benefit that is identifiable and that can be reasonably estimated. The Company adopted this release as of January 1, 2002. The adoption of this release did not have a material impact on the Company’s total revenues.

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

Inventories consist of the following (in thousands):

	Jun. 30, 2002	Sep. 30, 2001
Raw materials	$1,051	$709
Finished goods	639	1,168

	$1,690	$1,877

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

Note 3.    Business Segment Information

The Company operates in one business segment, the sale of security and authentication solutions for network environments. The Company sells its products and technology primarily to customers in the Americas, Asia and the Pacific Rim (APAC), and Europe, the Middle East and Africa (EMEA). Revenues by geographic regions were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Americas	$14,085	$11,055	$43,847	$32,216
APAC	14,058	7,616	32,340	16,662
EMEA	8,268	4,332	21,234	10,349

Total	$36,411	$23,003	$97,421	$59,227

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties identified throughout this Form 10-Q, including the section entitled “Factors That May Affect Our Business and Future Results of Operations and Financial Condition.” Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those presented in “Factors That May Affect Our Business and Future Results of Operations and Financial Condition” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Overview

We develop, market and sell a broad family of network security systems and appliances that deliver high performance, cost-effective security for enterprises and service providers. Our security systems and appliances deliver integrated firewall, denial of service attack protection, virtual private network, and authentication capabilities in a single device using our proprietary application specific integrated circuits, referred to as the GigaScreen ASIC and GigaScreen-II ASIC, and our proprietary security operating system and applications, referred to as ScreenOS. Our security systems and appliances can be centrally managed with our suite of flexible management software, which enables secure, scalable monitoring of devices, network traffic and security events, and policy administration for both enterprises and service providers. Our products are based on industry standard communication protocols so that they may be integrated easily into networks and interoperate with other security devices and software applications based on these industry standard communication protocols.

From our inception in October 1997 through May 1998, our activities were primarily devoted to expanding our research and development capabilities, designing our original ASIC, developing our ScreenOS, and developing and testing our NetScreen-100 and NetScreen-10 security appliances. We began shipping the NetScreen-100 and NetScreen-10 security appliances in June 1998, the NetScreen-5 security appliance in September 1999, the NetScreen-1000 security system in May 2000 and the NetScreen-500 security system in May 2001. We began shipping the NetScreen-5XP security appliance, the successor to the NetScreen-5, in June 2001 and the NetScreen-5XT security appliance, which offers enhanced performance, in June 2002. We began shipping the NetScreen-50 and NetScreen-25 security appliances, which replaced the NetScreen-10, in November 2001. We began shipping the NetScreen-204 and NetScreen-208 security appliances in January 2002 and the NetScreen-5200 security system in April 2002. We began shipping NetScreen-Remote VPN client software in August 1998, NetScreen-Global Manager management software in September 1999 and NetScreen-Global PRO management software in March 2001. We have incurred significant losses in each fiscal period and, as of June 30, 2002, we had an accumulated deficit of $99.3 million.

We derive revenues primarily from sales of our hardware-based security systems and appliances and maintenance arrangements, and, to a lesser extent, from sales of software products and services. Revenues from the Americas were 38.7% and 45.0% of total revenues in the three and nine months ended June 30, 2002, compared to 48.1% and 54.4% in the three and nine months ended June 30, 2001. The decrease in revenues from the Americas as a percentage of total revenues was primarily due to declining revenues from service providers in the current year.

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

Our gross margin has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products, maintenance and services, new product introductions and enhancements, the cost of components and manufacturing labor, fluctuations in manufacturing volumes, component shortages, and the mix of distribution channels through which our products are sold. Our gross margin will be adversely affected by price declines if we are unable to reduce costs on existing products and do not continue to introduce new products with higher margins.

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

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we employ additional personnel, and incur additional costs related to the growth of our business and our operation as a public company, including new corporate governance requirements.

In connection with the granting of employee stock options that had exercise prices subsequently deemed to be below fair market value on the date of grant, we have recorded deferred stock compensation. Deferred stock compensation represents the difference between the deemed fair market value of our common stock for financial reporting purposes on the date of grant and the exercise price of these options. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right lapses over the vesting period of the exercised option. Deferred stock compensation is included as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options or the repurchase period for the applicable restricted stock, generally four years, using the straight-line vesting method. This stock-based compensation expense relates to stock options granted to individuals in all cost of revenues and operating expense categories and has been included with other expenses in those categories. As of June 30, 2002, $48.4 million of deferred stock compensation remained unamortized. This amount will be amortized through the quarter ending December 31, 2005.

We recorded a deemed dividend of $27.6 million in the nine months ended June 30, 2002 related to the issuance of our Series F preferred stock at a price below its deemed fair value. We also recorded deemed dividends of $1.1 million and $2.2 million in the nine months ended June 30, 2002 and 2001, respectively, to account for cumulative dividends on our Series E and F preferred stock.

Critical Accounting Policies

Revenue recognition — general

We derive our revenues primarily from sales of our hardware-based security systems and appliances and maintenance arrangements, and, to a lesser extent, from sales of software products and services. We generally recognize revenues when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is probable. For newly introduced technically complex products, such as the NetScreen-5000 product series, we defer revenues from the sale of these products until they have successfully performed in the marketplace. The timeframe for deferral of these revenues can vary accordingly.

Revenue recognition — distributors and value added resellers

We sell to value-added resellers, distributors and end customers. We derived approximately 86.6% of our total revenues from value-added resellers and distributors in the nine months ended June 30, 2002. We defer revenues on all sales to our distributors until the distributor has sold our products to its customers. Our agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the prices of our products. Our agreements with value-added resellers typically do not include stock rotation or price protection rights. At the time of shipment to value-added resellers, we reserve for estimated returns and exchanges. These revenue reserves are estimated and adjusted periodically based on historical rates of returns and allowances, inventory levels for value-added resellers that submit inventory or sell-through reports, the volume of sales to value added-resellers that we ship directly to end customers, and for sales to value-added resellers that do not submit inventory or sell-through reports, accounts receivable balances, payment history and other related factors.

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

Accounts receivable

We have a large, diversified customer base, which includes customers located in foreign countries. We monitor the creditworthiness of our customers but have experienced losses related to our accounts receivable in the past. We record an allowance for doubtful accounts based on past history, current economic conditions and the composition of our accounts receivable aging and, in some cases, make allowances for specific customers based on several factors, such as the creditworthiness of those customers and payment history. Actual write-offs may differ from the allowances for doubtful accounts, and this difference may have a material effect on our financial position and results of operations.

Sales return reserve

We regularly record a sales return reserve that approximates the aggregate dollar value of expected future returns and allowances. The sales return reserve is calculated based on past return history, product mix, channel mix and, in some cases, allowances for specific customers based on several factors such as return rights included in our agreements with customers.

Inventory

Given the volatility of the networking market, the rapid obsolescence of technology and short product life cycles, we write down inventories to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand, and this difference may have a material effect on our financial position and results of operations.

Warranty obligations

Our hardware products carry a one-year warranty that includes factory repair services or replacement parts as needed. We accrue estimated expenses for warranty obligations at the time products are shipped.

Results of Operations for the Three Months Ended June 30, 2002 and 2001

Revenues

Product Revenues.    Revenues from sales of our products increased 57.5% to $30.1 million in the three months ended June 30, 2002 from $19.1 million in the three months ended June 30, 2001. This increase was attributable to a higher volume of products sold and increasing demand in our markets. The increase in volume of products sold resulted from an increase in shipments of products that were recognized as revenue during the quarter as well as an increase in the amount of revenue recognized from shipments of products in prior periods. Hardware revenue units increased to approximately 19,000 units in the three months ended June 30, 2002 from approximately 10,000 units in the three months ended June 30, 2001.

Maintenance and Service Revenues.    Revenues from maintenance and services increased 62.2% to $6.3 million in the three months ended June 30, 2002 from $3.9 million in the three months ended June 30, 2001. This increase was the result of the higher volume of products shipped and the related recognition of revenues associated with the portion of product revenues attributable to maintenance and services over the applicable maintenance period, as well as increased maintenance renewals.

One customer accounted for 12.2% of our total revenues in the three months ended June 30, 2002. No single customer accounted for 10.0% or more of our total revenues in the three months ended June 30, 2001. Revenues from the Americas accounted for approximately 38.7% of our total revenues in the three months ended June 30, 2002 and 48.1% of our total revenues in the three months ended June 30, 2001. The decrease in revenues from the Americas was primarily due to declining revenues from service providers. Revenues from Asia and the Pacific Rim (APAC) accounted for approximately 38.6% and 33.1% of our total revenues in the three months ended June 30, 2002 and 2001, respectively. Revenues from Europe, the Middle East and Africa (EMEA) accounted for approximately 22.7% and 18.8% of our total revenues in the three months ended June 30, 2002 and 2001, respectively.

There can be no assurance that our revenues will continue to increase in absolute dollars or at the rate at which they have grown in recent periods.

Cost of Revenues; Gross Margin

Cost of revenues including stock-based compensation increased to $9.4 million in the three months ended June 30, 2002 from $7.0 million in the three months ended June 30, 2001. Excluding stock-based compensation of approximately $685,000 and $718,000 in the three months ended June 30, 2002 and 2001, respectively, cost of revenues increased to $8.7 million in the three months ended June 30, 2002 from $6.3 million in the three months ended June 30, 2001. This increase, excluding stock-based compensation, was related primarily to the increase in our revenues and to increases in costs related to the expansion of our customer support infrastructure, and, to a lesser extent, to reserves and other adjustments taken against our inventories. These increases were partially offset by reductions in the prices at which we purchased our raw materials. Gross margin, excluding stock-based compensation, as a percentage of total revenues was 76.0% in the three months ended June 30, 2002 compared to 72.8% in the three months ended June 30, 2001. The increase in gross margin percentage was primarily attributable to increased sales of our higher margin mid-range products and increased sales, along with improved margins, of our low-range products. These improvements in gross margin were partially offset by declining margins on our maintenance and service business as we expanded our worldwide customer support infrastructure in order to grow that business. Despite this increase, we expect our gross margin percentage to decline over time.

Operating Expenses

Research and Development Expenses.    Research and development expenses including stock-based compensation increased 19.4% to $8.3 million in the three months ended June 30, 2002 from $7.0 million in the three months ended June 30, 2001. Excluding stock-based compensation of $1.9 million and $1.6 million in the three months ended June 30, 2002 and 2001, respectively, research and development expenses increased 20.1% to $6.4 million in the three months ended June 30, 2002 from $5.3 million in the three months ended June 30, 2001. These expenses, excluding stock-based compensation, represented 17.6% and 23.2% of total revenues for the three months ended June 30, 2002 and 2001, respectively. The dollar increase was primarily attributable to increased personnel costs as a result of increased headcount.

Sales and Marketing Expenses.    Sales and marketing expenses including stock-based compensation increased 13.9% to $16.6 million in the three months ended June 30, 2002 from $14.6 million in the three months ended June 30, 2001. Excluding stock-based compensation of $2.8 million and $2.3 million in the three months ended June 30, 2002 and 2001, respectively, sales and marketing expenses increased 12.1% to $13.8 million in the three months ended June 30, 2002 from $12.3 million in the three months ended June 30, 2001. These expenses, excluding stock-based compensation, were 37.9% and 53.5% of total revenues for the three months ended June 30, 2002 and 2001, respectively. The dollar increase was primarily related to the expansion of our sales and marketing organizations, including increased compensation-related expenses resulting from the growth of our domestic and international sales forces and, to a lesser extent, to increases in other sales office costs associated with this growth. These increases were partially offset by a reduction in advertising expenses.

General and Administrative Expenses.    General and administrative expenses including stock-based compensation increased 20.9% to $4.2 million in the three months ended June 30, 2002 from $3.5 million in the three months ended June 30, 2001. Excluding stock-based compensation of approximately $742,000 and $514,000 in the three months ended June 30, 2002 and 2001, respectively, general and administrative expenses increased 16.8% to $3.5 million in the three months ended June 30, 2002 from $3.0 million in the three months ended June 30, 2001. These expenses, excluding stock-based compensation, were 9.5% and 12.9% of total revenues for the three months ended June 30, 2002 and 2001, respectively. The dollar increase was primarily related to the expansion of our general and administrative organization to support additional finance, human resource, legal and other administrative activities and greater infrastructure requirements, including those associated with being a public company. The expansion of our administrative activities and corporate infrastructure resulted in increased salaries and related personnel costs, increased general business expenses, such as taxes and insurance, and increased outside consulting costs, including legal, accounting and other professional services fees associated with our financial audit and reporting, and other consulting. These increased costs were partially offset by a reduction in bad debt expense.

Stock-based Compensation.    During the three months ended June 30, 2002 and 2001, we recorded stock-based compensation expense of $6.1 million and $5.1 million, respectively. As of June 30, 2002, $48.4 million of deferred stock compensation remained unamortized. This amount will be amortized through the quarter ending December 31, 2005.

Interest and Other Income, Net

Interest and other income, net, was approximately $948,000 in the three months ended June 30, 2002 compared to approximately $179,000 in the three months ended June 30, 2001. The increase in interest and other income, net, was primarily a result of increased interest income earned on higher average cash, cash equivalent and short-term investment balances in the three months ended June 30, 2002. The increased interest income was partially offset by foreign exchange losses arising from the remeasurement of our international entities’ financial statements into U.S. dollars, and, to a lesser extent, to higher interest expense in the three months ended June 30, 2002 due to higher levels of debt and capital lease obligations in that period.

Provision for Income Taxes

We recorded an income tax provision of $1.3 million for the three months ended June 30, 2002, primarily related to federal income taxes and income taxes currently payable on income generated in non-U.S. tax jurisdictions for which no U.S. benefit is currently recognizable. Due to operating losses and the uncertainty regarding the ability to recognize an income tax benefit from these losses, there was no provision for income taxes for the three months ended June 30, 2001.

Results of Operations for the Nine Months Ended June 30, 2002 and 2001

Revenues

Product Revenues.    Revenues from sales of our products increased 63.1% to $80.7 million in the nine months ended June 30, 2002 from $49.5 million in the nine months ended June 30, 2001. This increase was attributable to a higher volume of products sold and increasing demand in our markets. Hardware revenue units increased to approximately 53,000 units in the nine months ended June 30, 2002 from approximately 23,000 units in the nine months ended June 30, 2001.

Maintenance and Service Revenues.    Revenues from maintenance and services increased 71.3% to $16.7 million in the nine months ended June 30, 2002 from $9.8 million in the nine months ended June 30, 2001. This increase was the result of the higher volume of products shipped and the related recognition of revenues associated with the portion of product revenues attributable to maintenance and services over the applicable maintenance period, as well as increased maintenance renewals.

No single customer accounted for 10.0% or more of our total revenues in either nine-month period. Revenues from the Americas accounted for approximately 45.0% of our total revenues in the nine months ended June 30, 2002 and 54.4% of our total revenues in the nine months ended June 30, 2001. The decrease in revenues from the Americas was primarily due to declining revenues from service providers. Revenues from Asia and the Pacific Rim (APAC) accounted for approximately 33.2% and 28.1% of our total revenues in the nine months ended June 30, 2002 and 2001, respectively. Revenues from Europe, the Middle East and Africa (EMEA) accounted for approximately 21.8% and 17.5% of our total revenues in the nine months ended June 30, 2002 and 2001, respectively.

There can be no assurance that our revenues will continue to increase in absolute dollars or at the rate at which they have grown in recent periods.

Cost of Revenues; Gross Margin

Cost of revenues including stock-based compensation increased to $26.4 million in the nine months ended June 30, 2002 from $18.0 million in the nine months ended June 30, 2001. Excluding stock-based compensation of $2.0 million and $2.1 million in the nine months ended June 30, 2002 and 2001, respectively, cost of revenues increased to $24.5 million in the nine months ended June 30, 2002 from $15.9 million in the nine months ended June 30, 2001. This increase, excluding stock-based compensation, was related primarily to the increase in our revenues and to increases in costs related to the expansion of our customer support infrastructure, and, to a lesser extent, to reserves and other adjustments taken against our inventories. These increases were partially offset by reductions in the prices at which we purchased our raw materials. Gross margin, excluding stock-based compensation, as a percentage of total revenues was 74.9% in the nine months ended June 30, 2002 compared to 73.1% in the nine months ended June 30, 2001. The increase in gross margin percentage was primarily attributable to sales of our higher margin mid-range products and increased sales, along with improved margins, of our low-range products. These improvements in gross margin were partially offset by declining margins on our maintenance and service business as we expanded our worldwide customer support infrastructure in order to grow that business. We expect our gross margin percentage to decline over time.

Operating Expenses

Research and Development Expenses.    Research and development expenses including stock-based compensation increased 28.2% to $23.7 million in the nine months ended June 30, 2002 from $18.5 million in the nine months ended June 30, 2001. Excluding stock-based compensation of $5.7 million and $4.8 million in the nine months ended June 30, 2002 and 2001, respectively, research and development expenses increased 31.2% to $18.0 million in the nine months ended June 30, 2002 from $13.7 million in the nine months ended June 30, 2001. These expenses, excluding stock-based compensation, represented 18.5% and 23.2% of total revenues for the nine months ended June 30, 2002 and 2001, respectively. The dollar increase was primarily attributable to increased personnel costs as a result of increased headcount.

Sales and Marketing Expenses.    Sales and marketing expenses including stock-based compensation increased 14.3% to $46.4 million in the nine months ended June 30, 2002 from $40.6 million in the nine months ended June 30, 2001. Excluding stock-based compensation of $8.4 million and $7.0 million in the nine months ended June 30, 2002 and 2001, respectively, sales and marketing expenses increased 12.9% to $38.0 million in the nine months ended June 30, 2002 from $33.7 million in the nine months ended June 30, 2001. These expenses, excluding stock-based compensation, were 39.0% and 56.9% of total revenues for the nine months ended June 30, 2002 and 2001, respectively. The dollar increase was primarily related to the expansion of our sales and marketing organizations, including increased compensation-related expenses resulting from the growth of our domestic and international sales forces, increased marketing-related program costs and, to a lesser extent, to increases in other sales office costs associated with the expansion of our sales force. These increases were partially offset by a reduction in advertising expenses.

General and Administrative Expenses.    General and administrative expenses including stock-based compensation increased 58.5% to $12.6 million in the nine months ended June 30, 2002 from $8.0 million in the nine months ended June 30, 2001. Excluding stock-based compensation of $2.1 million and approximately $83,000 in the nine months ended June 30, 2002 and 2001, respectively, general and administrative expenses increased 33.8% to $10.6 million in the nine months ended June 30, 2002 from $7.9 million in the nine months ended June 30, 2001. These expenses, excluding stock-based compensation, were 10.9% and 13.3% of total revenues for the nine months ended June 30, 2002 and 2001, respectively. The dollar increase was primarily related to the expansion of our general and administrative organization to support additional finance, human resource, legal and other administrative activities and greater infrastructure requirements, including those associated with being a public company. The expansion of our administrative activities and corporate infrastructure resulted in increased salaries and related personnel costs, increased general business expenses, such as taxes and insurance, and increased outside consulting costs, including legal, accounting and other professional services fees associated with our financial audit and reporting, and other consulting. These increased costs were partially offset by a reduction in bad debt expense.

Stock-based Compensation.    During the nine months ended June 30, 2002 and 2001, we recorded stock-based compensation expense of $18.1 million and $13.9 million, respectively. As of June 30, 2002, $48.4 million of deferred stock compensation remained unamortized. This amount will be amortized through the quarter ending December 31, 2005.

Interest and Other Income, Net

Interest and other income, net, was $2.2 million in the nine months ended June 30, 2002 compared to $1.0 million in the nine months ended June 30, 2001. The increase in interest and other income, net, was primarily a result of increased interest income earned on higher average cash, cash equivalent and short-term investment balances in the nine months ended June 30, 2002. The increased interest income was partially offset by foreign exchange losses arising from the remeasurement of our international entities’ financial statements into U.S. dollars and higher interest expense in the nine months ended June 30, 2002 due to higher levels of debt and capital lease obligations in that period.

Provision for Income Taxes

We recorded an income tax provision of $1.9 million for the nine months ended June 30, 2002, primarily related to federal income taxes and income taxes currently payable on income generated in non-U.S. tax jurisdictions for which no U.S. benefit is currently recognizable. Due to operating losses and the uncertainty regarding the ability to recognize an income tax benefit from these losses, there was no provision for income taxes for the nine months ended June 30, 2001.

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

Net cash provided by operating activities was $21.6 million for the nine months ended June 30, 2002, compared to $10.3 million of net cash used in operating activities for the nine months ended June 30, 2001. Net cash provided by operating activities for the nine months ended June 30, 2002 was primarily the result of cash generated from our net loss, after adjusting for noncash operating expenses, of $9.5 million, and increases in deferred revenue and accrued expenses and a decrease in accounts receivable, partially offset by a decrease in accounts payable and an increase in other current assets. Net cash used by operating activities for the nine months ended June 30, 2001 was primarily the result of our net loss after noncash operating expenses and an increase in accounts receivable, partially offset by increases in deferred revenue and accrued expenses.

Net cash used in investing activities was $201.3 million for the nine months ended June 30, 2002, compared to $5.8 million for the nine months ended June 30, 2001. Net cash used in investing activities for the nine months ended June 30, 2002 was almost entirely due to net purchases of short-term investments. Net cash used in investing activities for the nine months ended June 30, 2001 was the result of purchases of property and equipment and net purchases of short-term investments.

Net cash provided by financing activities for the nine months ended June 30, 2002 was $201.2 million, compared to $3.6 million of net cash used in financing activities for the nine months ended June 30, 2001. Net cash provided by financing activities for the nine months ended June 30, 2002 was primarily due to the net proceeds from our IPO and the net proceeds from the sale of our Series F convertible preferred stock. Net cash used in financing activities for the nine months ended June 30, 2001 was primarily due to an increase in restricted cash, partially offset by proceeds from borrowing arrangements.

As of June 30, 2002, our principal source of liquidity was $239.3 million of cash, cash equivalents and short-term investments. At that date, we had future minimum lease payments under noncancelable operating leases of $2.6 million, which were secured by restricted cash of $2.7 million, and long-term debt obligations, including the current portion, of $3.7 million. At June 30, 2002, we had no material commitments for capital expenditures, but we expect to spend over $1.0 million on capital expenditures during the remaining three months of our fiscal year ending September 30, 2002 and over $10.0 million on capital expenditures during the next 12 months.

In October 1998, we issued a secured promissory note for approximately $482,000 that bears interest at 7.25% per annum. The note does not require us to meet any financial covenants. The note was due in May 2002 and was secured by our assets. The loan was payable in equal monthly installments of principal and interest of approximately $13,000. The note and all interest accumulated under the loan had been paid as of June 30, 2002.

In October 1998, we entered into a $318,000 (later adjusted to $404,000) equipment leasing arrangement with the same lender. During the year ended September 30, 2000, we expanded the equipment leasing arrangement by an additional $500,000. As of June 30, 2002, there was no availability for future purchases of equipment under this leasing arrangement. As of June 30, 2002, the amount outstanding under the arrangement was approximately $243,000.

In February 2001, we entered into an equipment leasing arrangement of approximately $514,000. The lease is payable in monthly installments of principal and interest of approximately $15,000 through February 2004.

In April 2001, we entered into a loan and security agreement for $3.5 million. Under the agreement, we could borrow amounts to finance eligible equipment purchases. The lender has a security interest in the equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 3.75% and are payable in equal monthly installments over a three-year term. A final payment equal to 9% of the amount borrowed, due at the end of the three-year term, has been treated as an additional finance charge and is being amortized over the term of the loan. We are not required to meet any financial covenants. The commitment terminated on November 30, 2001. As of June 30, 2002, we had borrowed $2.0 million at an annual interest rate of 8.2% under this agreement.

In August 2001, we entered into a loan and security agreement for $3.0 million. Under the agreement, we could borrow amounts to finance eligible equipment purchases. The lender has a security interest in the equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 9.5% and are payable in equal monthly installments over terms ranging from 33 to 36 months. We are required to maintain an unrestricted cash balance of $11.0 million while borrowings are outstanding under the agreement. The commitment terminated on November 30, 2001. As of June 30, 2002, we had borrowed $1.3 million at an annual interest rate of 13.8% and approximately $944,000 at an annual rate of 13.3% under this arrangement.

Equipment acquired under these arrangements has been included in Property and Equipment on the accompanying balance sheet.

Future principal payments under debt and capital lease obligations were as follows (in thousands):

Year ending June 30:
2003	$1,745
2004	1,750
2005	197

Total future minimum payments	$3,692

We lease our office facilities under noncancelable operating leases expiring at various dates through May 2003.

In August 2000, we entered into a lease for approximately 51,000 square feet of office space in Sunnyvale, California, which commenced on January 21, 2001 and will terminate on February 14, 2003. The related cost of the lease is approximately $270,000 per month. The lease was secured by a $2.7 million standby letter of credit as of June 30, 2002. We have entered into several facilities leases for foreign sales offices and for additional office space in Sunnyvale, California. The leases expire at various dates through May 2003. The related cost of the leases is approximately $75,000 per month. Future minimum lease payments under noncancelable operating leases were $2.6 million, all of which was payable within the next twelve months.

Flash Electronics, Inc. manufactures, assembles and tests the NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-204 and NetScreen-208 products. Solectron Corporation manufactures, assembles and tests the NetScreen-5200, NetScreen-1000, NetScreen-500, NetScreen-5XP and NetScreen-5XT products. We purchase from these manufacturers on a purchase order basis, and do not have long-term supply contracts. We are obligated to pay for costs of material plus a fair material margin. At June 30, 2002, we had noncancellable purchase orders of $5.3 million to Flash Electronics, Inc. and Solectron Corporation.

We currently anticipate that our cash, cash equivalent and short-term investment balances of $239.3 million at June 30, 2002 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds sooner to fund more rapid expansion, to develop new or enhance existing products or services, to respond to competitive pressures or to acquire complementary businesses, products or technologies.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, “Business Combination,” or SFAS 141. SFAS 141 established new standards for accounting and reporting for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. We adopted this statement during the first quarter of fiscal 2002. The adoption of this pronouncement did not have a material effect on our operating results or financial position.

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

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. This release requires that cash consideration (including sales incentives) that we give to our customers or resellers should be accounted for as a reduction of revenue unless we receive a benefit that is identifiable and that can be reasonably estimated. We adopted this release as of January 1, 2002. The adoption of this release did not have a material impact on our total revenues.

FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-Q as a result of the risk factors discussed below and elsewhere in this Form 10-Q.

Downturns in the Internet infrastructure, network security and related markets may decrease our revenues and margins.

The market for our products depends on economic conditions affecting the broader Internet infrastructure, network security and related markets. Downturns in these markets may cause enterprises and service providers to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, our customers such as distributors, value added resellers and service providers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the information technology sector has decreased in the past two years, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 have created an uncertain economic environment and we cannot predict the impact of any future terrorist acts or any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and achieve profitability.

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

Current and potential competitors in our market include the following, all of which sell worldwide or have a presence in most of the major geographical markets for their products:

•	firewall and VPN software vendors, such as Check Point Software Technologies Ltd. and Symantec Corporation;

•	network equipment manufacturers, such as Cisco Systems, Inc., Lucent Technologies Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers, such as SonicWALL, Inc., WatchGuard Technologies, Inc. and Symantec Corporation;

•	computer and network component manufacturers;

•	low-cost Internet hardware suppliers with products that include network security functionality; and

•	emerging intrusion detection companies that intend to position their systems as replacements for firewalls.

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

We have incurred significant losses since our inception in October 1997. We expect to continue to incur losses for the foreseeable future. As of June 30, 2002, we had an accumulated deficit of $99.3 million. We had net losses applicable to common stockholders of $34.2 million for the year ended September 30, 2001 and $40.2 million for the nine months ended June 30, 2002. We have large fixed expenses, and we expect to continue to incur significant and increasing sales and marketing, research and development and administrative expenses. As a result, we will need to generate significantly higher total revenues to achieve profitability. Revenue growth depends on many factors, including those described elsewhere in these “Risk Factors.” Our revenues may not grow, and we may never achieve profitability. A failure to achieve profitability or a delay in any anticipated timing to achieve profitability could cause our stock price to decline.

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

Our quarterly revenues and operating results have varied in the past and will likely continue to vary in the future due to a number of factors, many of which are outside of our control. Any of these factors could cause our stock price to decline. The primary factors that may affect revenues and operating results include the following:

•	the demand for our products declines, such as the decline in revenue from U.S. service providers we experienced this fiscal year;

•	the length of our sales cycle;

•	the timing of recognizing revenues;

•	new product introductions by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	our ability to obtain sufficient supplies of sole or limited source components, including application specific integrated circuits, or ASICs, and power supplies, for our products;

•	variations in the prices of the components we purchase;

•	our ability to attain and maintain production volumes and quality levels for our products at reasonable prices at our third-party manufacturers; and

•	our ability to manage our customer base and credit risk and to collect our accounts receivable.

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

In the nine months ended June 30, 2002, we derived approximately 86.6% of our total revenues from value-added resellers and distributors. We derived approximately 81.3% of our total revenues from value-added resellers and distributors in the year ended September 30, 2001. In addition, on December 17, 2001, we entered into a non-exclusive North American Distribution Agreement with Ingram Micro Inc. under which Ingram will distribute a subset of NetScreen’s product line to selected resellers approved and authorized by NetScreen, including value added resellers that previously maintained a direct relationship with us.

We expect our revenues to continue to depend in large part on the performance of these third-party distributors and resellers. We have no long-term contracts or minimum purchase commitments with any of our value-added resellers and distributors. In addition, our value-added resellers and distributors may be unsuccessful selling our products and services, may sell products and services that are competitive with ours, may devote more resources to competitive products and may cease selling our products and services altogether. In addition, we may lose value-added resellers as a result of the introduction of Ingram Micro Inc. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. If we fail to develop and maintain additional relationships with these distribution partners, or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

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

As a result of our limited operating history, we have little meaningful historical financial data upon which to plan operating expenses or forecast our revenues accurately. Specifically, we began operations in October 1997, and we began shipping the NetScreen-100 and NetScreen-10 in June 1998, the NetScreen-5 in September 1999, the NetScreen-1000 in May 2000 and the NetScreen-500 in May 2001. We began shipping the NetScreen-5XP, the successor to the NetScreen-5, in June 2001 and the NetScreen-5XT, which offers enhanced performance, in June 2002. We began shipping the NetScreen-50 and NetScreen-25, which replaced the NetScreen-10, in November 2001. We began shipping the NetScreen-204 and NetScreen-208 security appliances in January 2002 and the NetScreen-5200 security system in April 2002. We began shipping NetScreen-Remote VPN client software in August 1998, NetScreen-Global Manager management software in September 1999, NetScreen-Global PRO management software in March 2001 and NetScreen-Global PRO Express management software in November 2001. The revenue and income potential of our products and business is unproven, and the markets that we are addressing are volatile. If our products are not successful, our operating results would be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

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

We have established subsidiaries in Hong Kong, Japan, Korea, Singapore, France, Belgium and the United Kingdom and representative offices in Australia and China to market, sell and service our products. We intend to expand substantially our existing international operations and to enter new international markets. This expansion will require significant management attention and financial resources. We currently have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards.

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

Revenues from outside the Americas were 46.8% of our total revenues for the year ended September 30, 2001 and 55.0% of our total revenues for the nine months ended June 30, 2002. We expect revenues from outside of the Americas will continue to represent a substantial portion of our total revenues for the foreseeable future. To the extent we are unable to favorably renew our distributor and value-added reseller agreements or make alternative arrangements, revenues from our international operations may decrease.

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

Flash Electronics, Inc. manufactures, assembles and tests the NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-204 and NetScreen-208 products at its Fremont, California facility. Solectron Corporation manufactures, assembles and tests the NetScreen-5200, NetScreen-1000, NetScreen-500 and NetScreen-5XT products at its San Jose, California facility and the NetScreen-5XP product at its facility in China. We currently do not have a long-term supply contract with either Flash Electronics or Solectron, and we purchase from these manufacturers on a purchase order basis. If we should fail to manage our relationship with Flash Electronics or Solectron effectively, or if either of these manufacturers experiences delays, disruptions or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed.

The absence of dedicated capacity with Flash Electronics and Solectron means that, with little or no notice, they could refuse to continue manufacturing some or all of our products. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required or choose to change contract manufacturers, we would lose revenues and damage our customer relationships.

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

We have granted stock options under our stock option plans since November 1997. We are required to recognize, as a reduction of stockholders’ equity, deferred stock compensation equal to the difference between the deemed fair market value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. This deferred compensation is amortized over the vesting period of the applicable options, generally four years, using the straight-line vesting method. At June 30, 2002, approximately $48.4 million of deferred stock compensation related to employee stock options remained unamortized. The resulting amortization expense will have a material negative impact on our results of operations in future periods through the quarter ending December 31, 2005.

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

The market prices of the securities of technology-related companies have been extremely volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow more slowly than we anticipate, if operating or capital expenditures exceed our expectations and cannot be reduced appropriately, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for technology-related stocks or the stock market in general experiences a continued or greater loss in investor confidence or otherwise fails, the market price of our common stock could decline for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. General political or economic conditions, such as a recession or interest rate or currency rate fluctuations, could also cause the market price of our common stock to decline. Our common stock has experienced, and is likely to continue to experience, these fluctuations in price, regardless of our performance.

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

We have made no specific allocations of the net proceeds from our initial public offering. Consequently, management has a significant amount of discretion over the application of these proceeds and could spend the proceeds in ways that do not improve our operating results or increase our market share. In addition, these proceeds may not be invested to yield a favorable rate of return.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of June 30, 2002, there were 73,938,399 shares of common stock outstanding, all of which were freely tradable except 5,762,502 shares resulting from the conversion of Series F preferred stock sold in October 2001. Of the approximately 68,175,897 freely tradable shares, 35,864,016 were held by directors, executive officers and other affiliates, and were subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements and our quarterly and other “blackout” periods. In addition, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option and purchase plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act.

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

As of June 30, 2002, our investment portfolio consisted of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes and earned interest at an average rate of 2.3%. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in interest rates would not materially affect our interest income, although there can be no assurance of this.

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

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Stockholders of NetScreen Technologies, Inc. was held on May 10, 2002 in Sunnyvale, California. Two matters were submitted to our stockholders for action or approval:

1.    Election of two Class I directors, each to serve until his or her successor has been elected and qualified or until his or her earlier resignation or removal. The votes for these directors were as follows:

	For	Abstain	Broker Non-Votes
Katherine M. Jen	44,088,629	4,514,916	25,041,603
Frank J. Marshall	47,560,795	1,042,750	25,041,603

2.    Ratification of Ernst & Young LLP as independent auditors for NetScreen Technologies, Inc. for the fiscal year ending September 30, 2002:

For	Against	Abstain	Broker Non-Votes
48,376,265	225,430	1,850	25,041,603

In each case, the number of shares voting in favor of the proposal was in excess of the vote required to approve the proposal.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibit is filed herewith:

Exhibit 99.01 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ REMO E. CANESSA
Remo E. Canessa, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Duly Authorized Officer)

Dated: August 13, 2002