Form 10-K
period 2002-09-30
NETSCREEN TECHNOLOGIES INC
filed 2002-12-30
CIK 1088454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-33387

NETSCREEN TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0469208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Oakmead Parkway, Sunnyvale, California	94085
(Address of Principal Executive Offices)	(Zip Code)

(408) 730-6000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value Per Share
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act
Rule 12b-2).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s common stock on March 28, 2002 of $16.65 per share) was $649,429,800.

The number of shares of the Registrant’s common stock outstanding as of December 13, 2002 was 78,914,583.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant’s definitive proxy statement to be delivered to stockholders in connection with the Registrant’s 2003 Annual Meeting of Stockholders, which is required to be filed within 120 days of Registrant’s fiscal year end, are incorporated by reference into Part II and Part III of this Form 10-K.

NETSCREEN TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

NetScreen, the NetScreen logo, NetScreen Technologies, GigaScreen and our product names are trademarks or registered trademarks of NetScreen Technologies, Inc. in the United States and other countries. Each trademark, trade name or service mark of any other company appearing herein belongs to its holder.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “will,” “may,” “continue” and similar terms. These forward-looking statements include our expectations about revenue, cost of revenues and various operating expenses. Our actual results may differ significantly from those projected in the forward-looking statements as a result of many factors, such as risks and uncertainties regarding our anticipated costs, expenses, revenue channel and revenue mix. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the section entitled “Factors That May Affect Our Business and Future Results of Operations and Financial Condition” and elsewhere in this report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q or current reports on Form 8-K that we will file in 2003. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

PART I

Item 1.    Business.

Overview

NetScreen develops, markets and sells a broad family of integrated network security solutions. Our security solutions provide key security technologies such as virtual private networking, denial of service protection, firewall and intrusion detection and prevention, in a line of easy-to-manage security systems and appliances.

Virtual private networks, called VPNs, allow access to an internal network through the Internet or other untrusted network to securely connect two or more locations as well as remote users. VPNs protect against malicious eavesdropping and/or data manipulation by encrypting data to provide confidentiality and authenticating data to provide data integrity. Firewalls help prevent unauthorized network access by establishing a perimeter defense between two networks, such as an enterprise’s network and the Internet. Firewalls enable users to establish security policies designed to permit only authorized traffic into and out of a connected network. Intrusion detection and prevention, called IDP, appliances detect network attacks using sophisticated detection methods and, once an attack is identified, can alert internal IT staff or drop the packets or connection associated with the attack.

Our firewall and VPN systems and appliances deliver integrated firewall, VPN and denial of service protection capabilities in a single device using our proprietary application specific integrated circuits, which we refer to as the GigaScreen and GigaScreen-II ASICs, and our proprietary security operating system and applications, which we refer to as ScreenOS. Our IDP appliances run a secure version of the Linux operating system and use proprietary software and multiple detection methods to identify network and application attacks and prevent them from reaching mission-critical resources. Our products are based on industry standard communication protocols so they can be integrated easily into networks and will interoperate with other security devices and software applications. Our security systems and appliances can be centrally managed with flexible management software. For our firewall and VPN systems and appliances, our NetScreen Global-PRO and Global-PRO Express enable secure, scalable monitoring of devices, network traffic and security events and policy administration. For our IDP appliances, our NetScreen-IDP Manager gives administrators control over which traffic the IDP appliance should examine and how it should respond when intrusions are detected.

Our end customers are a broad range of enterprises, large communication service providers, called carriers, and government entities. Our products are deployed in a wide range of networks from single user environments to large-scale, carrier class network deployments. Our family of products enables our end customers to cost-effectively address their network security needs across the network using firewall, VPN, denial of service protection and IDP solutions from a single vendor.

The NetScreen Solution

We provide a broad family of network security solutions that deliver high performance, cost-effective security for enterprises, carriers and government entities. We offer firewall and VPN systems and appliances, as well as a new line of intrusion detection and prevention appliances.

Our firewall and VPN systems and appliances deliver integrated firewall, VPN and denial of service protection capabilities in a single device. Each device is standards-based for easy integration into customer networks, interoperability with other IP security protocol, or IPSec, devices, and secure management and monitoring via a wide range of industry standard interfaces. Our IDP appliances incorporate multiple methods of detection, such as attack pattern matching, protocol anomaly detection and backdoor detection, in a single device. These detection methodologies monitor the data traffic and connection requests on a network, identify and stop attacks based on known patterns of attack, suspicious traffic or connection requests, and the likely means of attack. Using our products, enterprises, carriers and government entities can facilitate secure communication over the Internet, while accommodating sudden surges in network traffic and protecting against denial of service attacks as well as sophisticated intrusion attempts by hackers.

We provide two classes of firewall and VPN products: high performance chassis-based systems and fixed configuration appliances. Our firewall and VPN system products include the NetScreen-5400, NetScreen-5200, NetScreen-1000 and NetScreen-500. These products are high capacity, high availability, flexible configuration, network security platforms. These chassis-based systems allow users to deploy multiple configurations that best suit their network environment. Our firewall and VPN appliance products include the NetScreen-208, NetScreen-204, NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-5XT and NetScreen-5XP. These appliances provide a fixed configuration solution that greatly simplifies customer installation and can be deployed to address specific network requirements. All of our firewall and VPN systems and appliances use our ScreenOS operating system and applications, enabling flexible security and network configurations to meet the needs of a wide variety of network environments.

We provide two IDP appliances: the NetScreen IDP-500 and NetScreen IDP-100. These products detect attacks and prevent intrusions to reduce or eliminate the impact of a broad range of sophisticated network attacks. These IDP appliances provide efficient attack detection, reducing the number of false alarms and missed attacks, and attack prevention, by dropping the packets or connection associated with the attack. These IDP appliances can be deployed as an enforcement point, or in-line, in the network to stop attacks that may have otherwise been missed by other security systems or otherwise have reached their intended network targets.

We also provide management software products that are deployed in connection with our network security solutions. Together with our firewall and VPN systems and appliances, NetScreen-Global PRO security management software permits our customers to enable VPN connections with the personal computers of remote users and to manage security policies and monitor network security from a single management application. NetScreen-IDP Manager provides centralized, rule-based management that simplifies how administrators and managers deploy, configure and respond to attacks using our IDP appliances.

Key benefits of our network security solutions are:

Broad Security Solution.    Our broad product line allows us to provide solutions that meet a range of enterprise, carrier and government entity requirements for firewall, VPN, denial of service protection and IDP capabilities. We believe our breadth of product offerings allows our customers to deploy broad security solutions to meet their connectivity, application and network requirements. Our breadth of product offerings allows us to address the needs of a wide range of customers and networks from single user environments to large-scale, carrier class network deployments. We believe we offer our customers the most comprehensive and effective network security solutions available.

Integrated, Cost-effective Network Security Solutions.    Each of our firewall and VPN systems and appliances integrates firewall, VPN and denial of service protection capabilities into a single device. Each of our IDP appliances integrates multiple detection technologies and prevention capabilities into a single device. This integrated approach reduces the complexity and expense of purchasing and integrating separate single-function products from multiple vendors.

Industry Leading High Performance Security Systems.    Our high performance firewall and VPN security systems can be deployed in mission-critical environments such as enterprise central sites, corporate extranets, major e-business Web sites and carrier network infrastructures and can be used to deliver managed security services. Using our high performance firewall and VPN systems, enterprises, carriers and government entities are able to deploy integrated VPN and firewall capabilities at up to 12 Gbps of throughput for firewall and 6 Gbps of throughput for VPN. Large numbers of VPN tunnels, sessions and policies can be added to the NetScreen-5400, NetScreen-5200, NetScreen-1000 and NetScreen-500, with minimal degradation in network performance.

Secure Operating Environment.    Our firewall and VPN systems and appliances are based on a proprietary operating system that we refer to as ScreenOS. Our ScreenOS operating system and applications were developed specifically to perform processing-intensive network security functions. ScreenOS includes a suite of applications supporting firewall, VPN, network traffic management and denial of service blocking capabilities. Our IDP appliances are based on a secure version of the Linux operating system, which we refer to as IDP OS, on top of which custom features have been developed to provide IDP capabilities.

High Performance.    Our firewall and VPN systems and appliances are designed to maximize performance across the network. Each of our firewall and VPN systems and appliances uses either our GigaScreen or GigaScreen-II ASIC, which we believe are the fastest security ASICs in the industry and the first ASICs to combine both firewall and VPN capabilities.

Ease of Implementation and Manageability.    Our firewall and VPN systems and appliances and IDP appliances are easily managed and require minimal configuration. As a result, they can be deployed quickly and cost-effectively in a network. In addition, the applications in ScreenOS and IDP OS implement industry standard protocols and management interfaces enabling interoperability with a broad range of third-party products.

Products

Firewall and VPN Systems and Appliances

Our family of firewall and VPN systems and appliances consists of the following products:

	Throughput		IPSec Tunnels(1)	TCP Sessions(2)	List Price(3)
Product	Firewall	VPN
Security Systems NetScreen-5400	12 Gbps	6 Gbps	25,000	1,000,000	$99,000–$310,000
NetScreen-5200	4 Gbps	2 Gbps	25,000	1,000,000	$69,000–$269,000
NetScreen-1000	2 Gbps	1 Gbps	25,000	500,000	$65,000–$245,700
NetScreen-500	700 Mbps	250 Mbps	10,000	250,000	$22,500–$84,600

Security Appliances NetScreen-208	550 Mbps	200 Mbps	1,000	128,000	$14,995–$20,800
NetScreen-204	400 Mbps	200 Mbps	1,000	128,000	$9,995–$14,300
NetScreen-100	200 Mbps	200 Mbps	1,000	128,000	$9,995–$14,300
NetScreen-50	170 Mbps	50 Mbps	100	8,000	$5,995–$7,795
NetScreen-25	100 Mbps	20 Mbps	25	4,000	$3,495–$4,500
NetScreen-5XT	70 Mbps	20 Mbps	10	2,000	$695–$1,500
NetScreen-5XP	10 Mbps	10 Mbps	10	2,000	$495–$1,300

(1)	A tunnel is an encrypted link between two devices.
(2)	A session is a communication channel between two networked devices utilizing the transmission control protocol, or TCP.
(3)	Price depends on configuration and customer location.

Firewall and VPN Systems.    The NetScreen-5400, NetScreen-5200, NetScreen-1000 and NetScreen-500 products are high performance security systems designed to provide integrated firewall, VPN and denial of service protection capabilities for enterprise environments and carrier network infrastructures. Each can be deployed in high bandwidth environments and can be used to deliver managed security services. Our firewall and VPN systems allow unique security policies to be enforced for multiple virtual local area networks, or VLANs, allowing a single system to secure multiple networks. Our security systems also allow for the creation of multiple Virtual Systems, each providing a unique security domain with its own virtual firewall and VPN and dedicated management interface. These features enable enterprises, carriers and government entities to use a single security system to secure multiple networks and enable carriers to deliver security services to multiple customers. For example, the NetScreen-5000 product family supports 4,000 VLANs and 500 Virtual Systems. The NetScreen-500 supports 100 VLANs and 25 Virtual Systems.

Firewall and VPN Appliances.    The NetScreen-208, NetScreen-204, NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-5XT and NetScreen-5XP security appliances are fixed configuration products of varying performance characteristics that offer integrated firewall, VPN and denial of service protection capabilities. Our security appliances are designed to maximize security and performance while using less physical space than competing products. Our security appliances can be deployed to provide small to medium-sized businesses and enterprise remote locations with secure Internet access and communication.

Intrusion Detection and Prevention Appliances

Our IDP family of products consists of the following appliances:

Product	Throughput	TCP Sessions(1)	List Price(2)
NetScreen-IDP 500	500 Mbps	200,000	$34,995-$45,495
NetScreen-IDP 100	200 Mbps	50,000	$16,495-$21,450

(1)	A session is a communication channel between two networked devices utilizing TCP.
(2)	Price depends on configuration and customer location.

Our IDP appliances detect attacks and prevent intrusions using Multi-Method Detection, or MMD, which utilizes eight intrusion detection methods to increase the attack detection accuracy and provide the broadest attack detection coverage available. These attack detection mechanisms include protocol anomaly, backdoor, traffic anomaly, IP spoofing, Layer 2 and SYN-flood detection, a network honeypot and a technique called Stateful Signature Detection. Stateful Signature Detection uses signatures that look for attack pattern matches only in the relevant portions of the traffic where an intrusion can be perpetrated. Our IDP appliances provide fast and efficient traffic processing and alarm collection, presentation and forwarding. Once an attack is detected, our IDP appliances prevent the intrusion by dropping the packets or connection associated with the attack, reducing or eliminating the effects of the attack. Our IDP appliances can also alert the IT staff to respond to the attack. Our IDP appliances can be clustered to provide high availability and reduce risk associated with a single point of failure.

Software

NetScreen-Global PRO.    NetScreen-Global PRO is a centralized management application that enables enterprises, carriers and government entities to manage and control security for large-scale networks from a single location. NetScreen-Global PRO is designed to allow for multi-customer and role-based device configuration, policy management, real-time monitoring and historical reporting of network traffic and security logs for multiple firewall and VPN security systems and appliances. NetScreen-Global PRO manages all of our firewall and VPN systems and appliances and can be delivered as a pre-installed software application on a third party server to simplify deployment. NetScreen-Global PRO also enables centralized policy management for NetScreen-Remote VPN client software. The list price for NetScreen-Global PRO management software and the server is between $16,995 and $72,800 depending on the number of devices to be managed and customer location.

NetScreen-Global PRO Express.    NetScreen-Global PRO Express is an entry-level version of our management software that enables configuration, policy management and real-time monitoring for up to 100 firewall and VPN security systems and appliances. NetScreen-Global PRO Express also enables centralized policy management for NetScreen-Remote VPN client software. NetScreen-Global PRO Express manages all of our firewall and VPN systems and appliances and is delivered as a pre-installed software application on a third- party server to simplify deployment. The list price for the NetScreen-Global PRO Express management software and the server is between $5,995 and $19,500 depending on the number of devices to be managed and customer location.

NetScreen-IDP Manager.    NetScreen-IDP Manager provides centralized, policy-based management for all of our IDP appliances. Using the NetScreen-IDP Manager, customers can manage up to 100 IDP appliances from a single management console. Administrators create individual rules to establish a security policy. This gives administrators control over which traffic the IDP appliance should examine and how it should respond when attacks or intrusions are detected. NetScreen-IDP Manager capabilities include a policy editor, log viewer, integrated security incident management and reports to provide our customers useful tools to manage security by using our IDP application. Customers can manage up to 10 IDP appliances using NetScreen-IDP Manager at no cost. The list price for an upgrade to the NetScreen-IDP Manager management software and the server is between $8,495 and $22,795 depending on the number of devices to be managed and customer location.

NetScreen-Remote Client software.    NetScreen-Remote is a line of two client software products that enable mobile or remote users with security capabilities. NetScreen-Remote VPN Client is used to establish VPN connections from personal computers. It is based on IPSec client software licensed from a third party. The list price for NetScreen-Remote VPN Client is up to $9.50 per license. NetScreen-Remote Security Client is used to establish VPN connections as well as integrated client-based firewall capabilities. It uses software licensed from a third party. The list price for NetScreen-Remote Security Client is up to $44.50 per license.

Services

Product Support Offerings

We provide a range of hardware and software support options for our firewall and VPN systems and appliances, IDP appliances and for our NetScreen-Global PRO, NetScreen-Global PRO Express and NetScreen-IDP Manager applications. These options include extended hardware maintenance, faster hardware replacement for defective units, software maintenance, as well as world-wide technical support with access 24 hours a day, seven days a week. These service offerings can be purchased as a bundle to provide complete service and support for the covered product or as separate support offerings. The software maintenance provides our end customers with updates and upgrades during the period of coverage purchased by the customer.

Professional Services and Training Offerings

To facilitate the sale, customer installation and use of our security products, we provide our customers with fee-based, hands-on training classes, testing and certification, and professional services such as network design, product installation and configuration, and security assessments. These services can be sold by our resellers and can be delivered directly by our personnel or by authorized training and service partners.

Alliances

We have established formal and informal commercial relationships with networking, security and application development companies to provide low cost, high performance network security solutions to our customers. We expect these alliances to verify and demonstrate the interoperability of our security products with other networking equipment and technologies. We also expect these alliances to help facilitate the introduction of new features and enhancements allowing our products to work with other security technologies such as anti-virus and authentication products and to facilitate our products compatibility with new technologies such as mobile data services, including GPRS.

Through our Global Security Alliance program, end customers can select scalable and comprehensive network security solutions to secure their networks. Solutions offered through this program combine the features of our systems and appliances, such as firewall, VPN, denial of service protection and intrusion detection and prevention, with the features of our alliance members’ products, that provide additional complementary technologies and services, to provide comprehensive end-to-end security for an end customer’s network infrastructure. The joint solutions are certified in an alliance integration lab and then made available to customers with integration documentation and other tools for successful implementation. Joint solutions currently include monitoring and reporting tools, content filtering, route optimization and application security.

Our Global Security Alliance currently includes the following members: Ericsson AB, Extreme Networks, Inc., Foundry Networks, Inc., Funk Software, Inc., Internet Security Systems, Inc., Juniper Networks, Inc., Micromuse, Inc., Network Security, Inc., netIQ Corporation, Radware Ltd., RouteScience Technologies, Inc., RSA Security Inc., SafeNet, Inc., SafeWeb, Inc., SilentRunner, Inc., Smartpipes, Inc., Solsoft, Inc., Stratum8 Networks, Inc., SurfControl, Inc., Sygate Technologies, Inc., TrendMicro, Inc., and Websense, Inc. Of the foregoing, Radware Ltd., RouteScience Technologies, Inc., SilentRunner, Inc., Stratum8 Networks, Inc. and SurfControl Inc. have certified solutions.

Customers

Distributors, Resellers and Carriers

Domestically, we sell directly to major carriers and, through value-added resellers and a distributor, to end customers. Internationally, we sell primarily through distributors, who, in turn, sell to value-added resellers. Sales through distributors and value-added resellers represented approximately 86.9% of our total revenues in the year ended September 30, 2002.

End Customers

Our products are sold to end customers, such as established companies and large carriers including traditional local and long distance telephone companies, Internet carriers, managed security service providers, Internet data center operators, metropolitan area network carriers and government entities. In 2002, 2001 and 2000, no customer accounted for more than 10% of our total revenues.

Technology

Each of our firewall and VPN security systems and appliances is built on a technology core that consists of our proprietary GigaScreen or GigaScreen-II ASICs, and our ScreenOS, which integrates a security operating system and other software applications. Our ASICs and ScreenOS have been designed specifically for the unique requirements of high performance security processing. The NetScreen-5000 series of systems uses GigaScreen-II ASICs and an innovative system architecture to deliver high performance security processing. We incorporate our Virtual Systems capability and high availability technology into the NetScreen-5400, NetScreen-5200, NetScreen-1000 and NetScreen-500. We incorporate our high availability technology into the NetScreen-208, NetScreen-204, NetScreen-100, the NetScreen-50 and the NetScreen-IDP appliances. The NetScreen-IDP 500 and NetScreen-IDP 100 appliances offer Multi-Method Detection, or MMD, which utilizes eight intrusion detection methods for efficient attack detection and intrusion protection, making it capable of dropping an attack to reduce or eliminate its impact on the network. We have also developed scalable, centralized management software to allow our end customers to manage large numbers of security devices.

GigaScreen-II ASIC and NetScreen-5000 Series Hardware Architecture

The NetScreen-5000 series of systems use up to six GigaScreen-II ASICs and a distributed system architecture for high performance security processing. The GigaScreen-II ASIC contains multiple, small, yet powerful, processing engines, each responsible for a portion of data flow processing. Examples of these processing functions include packet parsing, classification, fragmentation, reassembly, encryption, decryption, network address translation and session lookup. The GigaScreen-II ASIC’s high performance packet input-output capability and controls are designed to integrate with modern hardware packet switching technology.

Each GigaScreen-II ASIC is capable of supporting 2 Gbps of firewall traffic and 1 Gbps of VPN traffic. The NetScreen-5000 series of systems can utilize multiple GigaScreen-II ASIC processors for security flow processing and a RISC processor for management and control processes. This architecture contains three primary components:

•
Secure Port (Flow Processing) Modules are based around the GigaScreen-II ASIC and a programmable front-end processor. The programmable element provides flexibility to improve future performance and facilitate scalability. These modules handle every packet as it enters and exits the system, providing packet parsing, classification and flow-level processing for packets of established sessions. Packets requiring processing beyond that provided by the secure port module are handed off to the management module for further attention.

•
The Management Module is based around a powerful combination of a RISC processor and GigaScreen ASICs. It handles tasks not supported by the secure port module such as session setup and tear down, IKE negotiation, all management access, and dedicated inter-system, high availability and management interfaces.

•
The High Performance Backplane interconnects all the internal system components. Using a multi-bus architecture and a switched fabric, it provides an efficient communication path for control information, data exchange and packet forwarding between modules.

GigaScreen ASIC and Multi-bus Architecture

NetScreen’s other firewall and VPN products use our GigaScreen ASIC and innovative hardware designs to relieve the performance bottleneck that has been associated with both software-based security products running on general-purpose computers and first generation hardware-based security appliances. Our GigaScreen ASIC provides hardware-based acceleration for firewall and VPN functions, such as encryption, authentication, public key acceleration, security policy search engine and network address translation acceleration. Each GigaScreen ASIC performs data encryption using the data encryption standard, or DES, which is an industry standard encryption algorithm, at speeds of up to 1.2 Gbps, or up to 400 Mbps using 3DES encryption. Each GigaScreen ASIC also supports industry standard authentication algorithms, such as MD-5 and SHA-1. The NetScreen-1000, NetScreen-500, NetScreen-208, NetScreen-204 and NetScreen-100 are based on system-level designs that incorporate a GigaScreen ASIC connected to a reduced instruction set computing, or RISC, processor through a multi-bus architecture to accelerate processing-intensive security functions. This multi-bus architecture uses two independent buses to connect our GigaScreen ASIC and host processor to the packet memory. Our multi-bus architecture increases performance by reducing the bandwidth burden on the packet memory bus.

ScreenOS

Our ScreenOS is a security operating system integrated with a suite of applications designed to offer high levels of security and performance that we have incorporated into all of our security systems and appliances. We have developed ScreenOS to deliver a complete suite of tightly integrated high performance network security functions including firewall, VPN, and denial of service protection. ScreenOS is designed to eliminate traditional performance bottlenecks and known security flaws. It cannot be easily analyzed for vulnerabilities by hackers since the source code is not generally publicly available. In addition to providing a secure operating system and key security applications, ScreenOS delivers a robust set of technologies based on industry standard protocols designed to allow our security systems and appliances to be integrated easily into our end customer’s existing networks.

To facilitate network integration, ScreenOS allows our security systems and appliances to be configured to work in one of three modes of operation, route mode, network address translation, or NAT, mode, and transparent mode. In route mode, the network is configured to have different IP networks on each interface of the security product, and our system or appliance enforces security policies as it routes traffic between different networks. In NAT mode, IP addresses on one interface can be translated into different IP addresses as the traffic traverses the device, allowing IP addresses to be hidden from outside view for increased security as well as allowing addresses to be conserved. NetScreen’s transparent mode enables the security device to be integrated easily into a network without any changes to IP addressing of the network. In transparent mode, the device will not be assigned an IP address, which makes it harder for a hacker to detect or attack the security system or appliance.

ScreenOS supports a number of industry standard and specialized protocols to allow our devices to be integrated into existing networks, security environments and network management environments. ScreenOS supports dynamic routing protocols including OSPF, BGP and RIPv2. ScreenOS supports and is compatible with authentication mechanisms including Radius servers, Secured token-based authentication and digital certificates and certificate authorities from VeriSign, Inc., Entrust, Inc., Baltimore Technologies plc, Microsoft Corporation, Netscape Communications Corp. and RSA Security Inc. ScreenOS supports industry standard management protocols including simple network management protocol, or SNMP, syslog, telnet and secure shell, or ssh, protocol, as well as proprietary management interfaces to our central management software and to NetIQ’s WebTrends monitoring application.

High Availability Technology

The NetScreen-5400, NetScreen-5200, NetScreen-1000, NetScreen-500, NetScreen-208, NetScreen-204, NetScreen-100 and NetScreen-50 incorporate our ScreenOS high availability capabilities, which are based on version 2 of the NetScreen Redundancy Protocol, or NSRPv2. NSRPv2 enables a redundant pair of our security systems to be integrated into a high availability network architecture, with redundant physical connections between the systems and the adjacent network switches. These systems can simultaneously process network traffic, called an active-active configuration, and can synchronize system configurations, session states and IPSec tunnel states between the systems using redundant, high availability connections between the two systems. This system synchronization allows a redundant system to take over network traffic processing typically in less than one second after a system or network failure to ensure that network traffic can continue to be forwarded. The NetScreen-50 provides for synchronization of system configuration, session states and IPSec tunnel states between an active appliance and a standby appliance, called an active-passive configuration.

Virtual Systems Capability

The NetScreen-5400, NetScreen-5200, NetScreen-1000 and NetScreen-500 also incorporate our patent pending ScreenOS Virtual Systems capability. Used in conjunction with multiple physical interfaces or industry standard VLAN technology, this architecture allows end customers to use a single system to create up to 500 virtual firewalls and VPN gateways, each able to protect a unique security domain. Each Virtual System can have its own address book, policies and management set based on the end customer’s requirements. As a result, our Virtual Systems capability allows enterprises and government entities to implement multiple departmental security systems on a single platform, and it enables Internet data center operators and carriers to deliver managed security services to numerous individual users easily and cost effectively.

IDP MMD Attack Detection

The NetScreen-IDP 500 and NetScreen-IDP 100 appliances offer MMD which utilizes eight intrusion detection methods to increase the attack detection accuracy and provide the broadest attack detection coverage available. These intrusion detection mechanisms include protocol anomaly, backdoor, traffic anomaly, IP spoofing, Layer 2 and SYN-flood detection, a network honeypot and a technique called Stateful Signature Detection. Stateful Signature Detection uses signatures that look for attack pattern matches only in the relevant portions of the traffic where an intrusion can be perpetrated.

Scalable Central Management Software

We have developed our NetScreen-Global PRO and NetScreen-IDP Manager applications and scalable central management software to enable secure, scalable monitoring of devices, network traffic and security events, and device configuration and policy administration. The NetScreen-Global PRO management software incorporates at three-tier system architecture for scalable network monitoring. Devices forward log information to a layer of data collector software that aggregates network traffic logs from hundreds of devices. The data collector software, in turn, forwards log information to a master controller that stores log information in a relational database and enables sophisticated network monitoring and reporting of security information, and interfaces into third-party management applications. Multiple customer administrators and multiple customer domains can be supported, enabling service providers to deliver managed security services to multiple customers.

Research and Development

We have assembled a team of engineers with experience in the fields of computing, network system design, Internet routing protocols, Internet security standards, embedded software and network management software. In addition to having the ability to build complex hardware and software systems, our engineering team has experience in developing and delivering large, highly integrated ASICs and scalable security software.

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing and incorporating additional functions, and maintaining the competitiveness of our product offerings. We are building on our proprietary GigaScreen and GigaScreen-II ASICs and continuing to develop next generation technology to support the anticipated growth in network bandwidth requirements. We continue to develop new releases of our ScreenOS, IDP OS and management software to improve functionality, performance, scalability and the user interface.

Our research and development expenses, excluding stock-based compensation, were $25.2 million for the year ended September 30, 2002, $19.2 million for the year ended September 30, 2001 and $10.3 million for the year ended September 30, 2000.

Manufacturing

We outsource the manufacturing of our systems and appliances. We subcontract our manufacturing requirements to Flash Electronics, Inc. and Solectron Corporation. This subcontracting activity extends from prototypes to full production and includes material procurement, assembly, test, control and shipment to our customers. We design, specify and monitor all of the tests that are required to meet internal and external quality standards. Our subcontracting arrangements provide us with the ability to deliver products quickly to customers by using Flash Electronics’ and Solectron’s turnkey manufacturing and drop shipment capabilities. In addition, we can adjust manufacturing volumes rapidly to meet changes in demand. Neither the Flash Electronics agreement nor the Solectron agreement provides for a fixed term of service. In addition, our proprietary ASICs are fabricated by foundries operated by Toshiba America Electronic Components, Inc.

Competition

The market for network security products is highly competitive, and we expect competition to intensify in the future. Competitors may gain market share and introduce new competitive products for the same markets and customers currently served by our products. We currently compete principally on the basis of product security, performance, reliability, scalability, manageability and cost-effectiveness. We believe that we compete favorably on the basis of these factors.

Current and potential competitors in our market include the following, all of which sell worldwide or have a presence in most of the major geographical markets for their products:

•	firewall and VPN software vendors, such as Check Point Software Technologies Ltd. and Symantec Corporation;

•	network equipment manufacturers, such as Cisco Systems, Inc., Lucent Technologies Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers, such as SonicWALL, Inc., WatchGuard Technologies, Inc. and Symantec Corporation;

•	Intrusion detection system vendors including Internet Security Systems, Inc., Cisco Systems, Inc., Enterasys Networks, Inc. and emerging startups;

•	computer and network component manufacturers;

•	low-cost Internet hardware suppliers with products that include network security functionality; and

•	emerging intrusion detection and other security companies that may position their systems as replacements for our products.

Intellectual Property

Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. We have seven patent applications pending in the United States relating to our technologies and the design of our products. We have elected to extend three of these patent applications to other countries. Our engineering teams have significant expertise in ASIC design. Our ScreenOS operating system and applications and our NetScreen-Global PRO, NetScreen-Global PRO Express, NetScreen-Global Manager and NetScreen-IDP Manager software were developed internally and are protected by United States and international copyright laws.

While we rely on patent, copyright, trade secret and trademark law to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining our position. Other companies may develop technologies that are similar or superior to our technology.

Our success depends in part upon our ability to obtain necessary intellectual property rights and protect our intellectual property rights. We may not be able to obtain the necessary intellectual property rights, and other parties may contest our intellectual property rights.

Employees

As of September 30, 2002, we had 493 full-time employees, 149 of whom were engaged in research and development, 225 in sales and marketing, 35 in customer service and support and 84 in administration and operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Acquisitions

On September 18, 2002, we completed the acquisition of OneSecure, Inc, a provider of network intrusion detection and prevention solutions. We issued 3.2 million shares of our common stock for all the outstanding stock of OneSecure. We also assumed all of the outstanding stock options of OneSecure, which were converted into options to purchase approximately 349,000 shares of our common stock, and issued options to purchase 1.4 million shares of our common stock in connection with the transaction. Through the acquisition of OneSecure, Inc., we added IDP appliances to our broad family of integrated network security solutions.

Corporate Information

We were incorporated in Delaware in October 1997. Our principal executive offices are located at 350 Oakmead Parkway, Sunnyvale, California 94085, and our telephone number at this location is (408) 730-6000. Our common stock is traded on the Nasdaq National Market under the ticker symbol NSCN. Our primary Web site address is www.netscreen.com. The information on our Web site is not incorporated by reference into this annual report.

Item 2.    Properties.

We are currently occupying approximately 51,000 square feet of office space in Sunnyvale, California pursuant to a lease that will expire on February 14, 2003. Effective February 2003, we will occupy approximately 156,000 square feet of office space in Sunnyvale, California pursuant to a lease that will expire on May 13, 2008. We may lease an additional 22,000 square feet in this facility, exercisable at our option anytime through February 14, 2004. We believe that these facilities are adequate to meet our needs for the foreseeable future.

Item 3.    Legal Proceedings.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters.

Price Range of Common Stock

Our common stock has traded on the Nasdaq National Market under the symbol “NSCN” since our initial public offering of stock on December 12, 2001. Prior to this time, there was no public market for our common stock. The following table presents the high and low sales price per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

	High	Low
Fiscal Year ended September 30, 2002
First Quarter (beginning December 12, 2001)	$24.69	$20.95
Second Quarter	$27.95	$12.90
Third Quarter	$16.46	$7.76
Fourth Quarter	$14.00	$8.29

The market price of our common stock has been volatile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Business and Future Results of Operations and Financial Condition.”

On December 13, 2002, we had 78,914,583 shares of our common stock outstanding held by 358 stockholders of record. Because brokers and other institutions hold many of the shares on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to securities authorized for issuance under equity compensation plans will be presented under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement. That information is incorporated into this report by reference.

Item 6.    Selected Consolidated Financial Data.

The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes appearing elsewhere in this report. The consolidated statement of operations data presented below for the years ended September 30, 2002, 2001 and 2000, and the consolidated balance sheet data as of September 30, 2002 and 2001, have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the year ended September 30, 1999 and for the period October 30, 1997 (inception) to September 30, 1998, and the consolidated balance sheet data as of September 30, 2000, 1999 and 1998 have been derived from audited consolidated financial statements not appearing in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended September 30,				October 30, 1997 (Inception) to September 30 1998
	2002	2001	2000	1999
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product	$113,943	$71,197	$23,438	$5,669	$648
Maintenance and service	24,539	14,366	3,146	202	17

Total revenues	138,482	85,563	26,584	5,871	665

Cost of revenues:
Product (1) (2)	28,729	22,128	6,578	1,538	189
Maintenance and service (1)	7,872	3,668	1,797	150	—

Total cost of revenues	36,601	25,796	8,375	1,688	189

Gross margin	101,881	59,767	18,209	4,183	476

Operating expenses:
Research and development (1) (2)	32,845	25,595	14,365	15,840	2,318
Sales and marketing (1) (2)	63,914	54,784	27,536	6,713	1,505
General and administrative (1)	16,796	11,611	9,786	1,440	475

Total operating expenses	113,555	91,990	51,687	23,993	4,298

Loss from operations	(11,674)	(32,223)	(33,478)	(19,810)	(3,822)
Interest and other income, net	3,361	1,086	457	80	64

Loss before taxes	(8,313)	(31,137)	(33,021)	(19,730)	(3,758)
Provision for income taxes	(4,058)	(168)	—	—	—

Net loss	(12,371)	(31,305)	(33,021)	(19,730)	(3,758)
Deemed dividend on Series E and Series F redeemable convertible preferred stock	(28,743)	(2,923)	(699)	—	—

Net loss applicable to common stockholders	$(41,114)	$(34,228)	$(33,720)	$(19,730)	$(3,758)

Basic and diluted net loss per share applicable to common stockholders	$(0.68)	$(2.05)	$(2.82)	$(2.99)	$(1.22)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	60,564	16,696	11,954	6,598	3,079

(1) Includes stock-based compensation of the following:
Cost of product revenues	$1,644	$1,405	$991	$—
Cost of maintenance and service revenues	1,017	1,210	671	—
Research and development	7,665	6,376	4,082	75
Sales and marketing	11,116	9,348	5,993	236
General and administrative	2,817	704	3,003	21

Total stock-based compensation	$24,259	$19,043	$14,740	$332

(2) Includes amortization of intangible assets of the following:
Cost of product revenues	$31
Research and development	4
Sales and marketing	6

Total amortization of intangible assets	$41

	September 30,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$249,864	$17,655	$31,869	$5,947	$1,463
Working capital	223,296	8,330	23,964	4,177	1,730
Total assets	346,684	50,201	48,115	10,390	3,522
Total long-term obligations, less current portion	4,090	2,663	673	580	183
Redeemable convertible preferred stock	—	56,542	53,629	16,497	5,679
Total stockholders’ equity (net capital deficiency)	288,889	(42,611)	(27,683)	(11,693)	(3,327)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this report. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” “intend” or “continue,” or comparable terminology. Our forward-looking statements include our expectations about revenue, revenue mix, channel mix, cost of revenues and various operating expenses. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those presented below, under the caption “Factors That May Affect Our Business and Future Results of Operations and Financial Condition,” and elsewhere in this report. We undertake no obligation to update any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Overview

We develop, market and sell a broad family of integrated network security solutions for enterprises, carriers and government entities. Our security solutions provide key technologies such as firewall, virtual private networking, denial of service and intrusion detection and prevention in a line of easy-to-manage security systems and appliances. Our firewall and VPN systems and appliances deliver integrated firewall, virtual private networking and denial of service capabilities in single device using our proprietary application specific integrated circuits, which we refer to as GigaScreen and GigaScreen-II ASICs, and our proprietary security operating system, ScreenOS. Our intrusion detection and prevention appliances run a secure version of the Linux operating system and use proprietary software and multiple detection methods to identify network attacks. Our products are based on industry standard communication protocols and can be combined with our management software so that they can be easily integrated into networks, easily managed and will interoperate with other security devices and applications.

On September 18, 2002, we completed our acquisition of OneSecure, Inc., a provider of network intrusion detection and prevention solutions. We issued 3.2 million shares of our common stock for all the outstanding stock of OneSecure. We also assumed all of the outstanding stock options of OneSecure, which were converted into options to purchase approximately 349,000 shares of our common stock, and issued options to purchase 1.4 million shares of our common stock in connection with the transaction. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of $60.3 million has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. OneSecure’s results of operations have been included in the consolidated results of operations from the date of acquisition. As a result of the acquisition, we recorded goodwill of $56.8 million and other intangible assets of

$5.8 million. In accordance with provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill resulting from the acquisition will not be amortized, but will be reviewed periodically for impairment. The other intangible assets will be amortized on a straight-line basis over estimated useful lives of three to ten years. Achieving the anticipated benefits of the merger will depend in part upon whether the operations, products and technology of OneSecure can be integrated with our operations, products and technology in a timely and cost-effective manner. The process of combining the two companies is a complex, expensive and time-consuming process and may cause an interruption of, or loss of momentum in, the development and sales activities and operations of both companies. We cannot assure you that any part or all of the integration will be accomplished on a timely basis, or at all.

We introduced and began shipping several new products since the end of our last fiscal year, which are as follows:

Product	First Shipment
NetScreen-25	November 2001
NetScreen-50	November 2001
NetScreen-204	January 2002
NetScreen-208	January 2002
NetScreen-5200	April 2002
NetScreen-Remote	August 2002
NetScreen-5400	October 2002
NetScreen-IDP 100	September 2002
NetScreen-IDP 500	November 2002

The revenue and income potential of our newest products is unproven and the markets addressed by these products are volatile. Likewise, we may not be able to effectively combine OneSecure’s technologies into our own products, successfully market or enhance OneSecure’s line of intrusion detection and prevention products, or offer a viable combined hardware or management product that addresses the needs of our customers. As a result of this limited history, it may be difficult to plan operating expenses or forecast our revenues accurately. If our newer products are not successful, our operating results could be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

We derive a substantial portion of our revenues from outside the Americas. Revenues from outside the Americas were 55.3% in the year ended September 30, 2002, compared to 46.8% in the year ended September 30, 2001 and 23.5% in the year ended September 30, 2000. Specifically, revenues from Asia and the Pacific Rim (APAC) accounted for approximately 33.7%, 29.5% and 13.3% of our total revenues in the years ended September 30, 2002, 2001 and 2000, respectively. Revenues from Europe, the Middle East and Africa (EMEA) accounted for approximately 21.6%, 17.3% and 10.2% of our total revenues in the years ended September 30, 2002, 2001 and 2000, respectively. The increases in revenues from outside the Americas as a percentage of total revenues was primarily attributable to increasing demand for our products in international markets as we continued to expand our presence around the world. There can be no assurance that we will be able to maintain or increase the demand for our products in international markets.

We derive revenues primarily from sales of our hardware-based security systems and appliances and maintenance arrangements, and, to a lesser extent, from sales of software products and services. We have incurred significant losses in each fiscal period since our inception and, as of September 30, 2002, we had an accumulated deficit of $132.6 million. We experienced consecutive improvements in revenues and net loss before deemed dividend in each quarter of fiscal 2002. In the first through fourth quarters of fiscal 2002, our revenues were $29.0 million, $32.0 million, $36.4 million and $41.1 million, and our net loss before deemed dividend was $5.7 million, $3.3 million, $2.4 million and approximately $925,000, respectively. There can be no assurance that our revenues will continue to grow at the same rate as in the past, at the rate expected or that we will achieve similar results in future periods. There can also be no assurance that our net loss will continue to decline or that we will reach or maintain profitability in future periods.

We recorded a deemed dividend of $27.6 million in the year ended September 30, 2002 related to our October 2001 issuance of Series F preferred stock at a price subsequently deemed to be below its fair value. The deemed dividend was calculated based on the difference between the assumed fair market value at the time of our IPO and the purchase price of the Series F preferred stock. We also recorded deemed dividends of $1.1 million, $2.9 million and approximately $699,000 in the years ended September 30, 2002, 2001 and 2000, respectively, to account for cumulative dividend rights attributable to our Series E and F preferred stock. At the time of our IPO, all outstanding preferred stock converted to common stock and all dividend rights, as well as voting and liquidation rights, attributable to the preferred stock terminated.

Cost of product revenues consists of the costs associated with manufacturing, assembling and testing our products, related overhead costs, compensation and other costs related to manufacturing support and logistics. We rely on contract manufacturers to manufacture our hardware products. Accordingly, a significant portion of our cost of product revenues consists of payments to these contract manufacturers. Cost of maintenance and service revenues consists of customer support costs, training and professional service expenses and warranty-related costs.

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

Research and development expenses consist of salaries and related expenses for development and engineering personnel, fees paid to consultants, license fees paid to third parties and prototype costs related to the design, development, testing and enhancement of our ASICs, security systems and appliances, ScreenOS, management applications and VPN client software. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. We are devoting substantial resources to the continued development of new products. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. As a result, we expect our research and development expenses to increase in absolute dollars in the future.

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and sales support functions and costs associated with promotional and other marketing activities. We intend to expand our sales operations substantially, both domestically and internationally, in order to increase sales of our products. In addition, we believe part of our future success will be dependent upon establishing successful relationships with a variety of additional resellers in other countries. We expect that sales and marketing expenses will increase in absolute dollars as we expand our sales efforts in additional domestic and international locations, hire additional sales and marketing personnel and initiate additional marketing programs.

General and administrative expenses consist of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we employ additional personnel, and incur additional costs related to the growth of our business and our operation as a public company, including new corporate governance requirements.

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Expenses associated with stock-based compensation are being amortized ratably over the vesting periods of the individual awards consistent with the method described in FASB Interpretation No. 28. During the years ended

September 30, 2002, 2001 and 2000, in connection with the grant of stock options to employees, we recorded deferred stock compensation of $13.5 million, $6.8 million and $101.1 million, respectively, representing the difference between the exercise price and the deemed fair value for financial reporting purposes of the common stock on the date these stock options were granted. We also recorded deferred stock compensation of approximately $587,000, representing the intrinsic value of unvested stock options assumed in connection with the acquisition of OneSecure. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right lapses over time. Deferred stock compensation is included as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the individual award, generally four years, consistent with the method described in FASB Interpretation No. 28. During the years ended September 30, 2002, 2001 and 2000, we recorded amortization of deferred stock compensation of $24.3 million, $19.0 million and $14.7 million, respectively. This deferred stock compensation expense relates to stock options granted to individuals in all cost of revenues and operating expense categories, and has been included in those categories. At September 30, 2002, $42.2 million of deferred stock compensation related to employee stock options remained unamortized. This amount will be amortized as follows (in thousands):

Year ending September 30:
2003	$24,829
2004	12,302
2005	4,738
2006	293

Total deferred stock compensation	$42,162

The provision for income taxes is primarily related to federal income taxes and income taxes generated on income in tax jurisdictions outside the United States.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include: the assessment of technical complexity and market acceptance of technically complex products, which impact revenue recognition; deferral of revenue for distributors and value-added resellers and revenue reserves, which impact revenue recognition; potential return rates and probability of collections, which impact account receivable and warranty reserves; the valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and identified intangible assets; and, the assessment of our realization of deferred tax assets, which impacts income taxes.

Revenue recognition—general

We derive our revenues primarily from sales of our hardware-based security systems and appliances and maintenance arrangements, and, to a lesser extent, from sales of software products and services. We generally recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collectibility is probable. We defer a portion of product revenues based on the value of basic maintenance services bundled with each product sale. For these bundled arrangements, revenue is allocated among each element of the bundle at the time of sale based on the fair value of each element of the bundle. The fair value of each element is determined by reference to the prices we charge when each element is sold separately. Maintenance revenue is deferred and recognized over the applicable maintenance period. We also derive a portion of our revenues from sales of separate extended maintenance arrangements.

For newly introduced technically complex products, we defer recognition of revenues from the sale of these products until they have successfully performed in the marketplace and sales returns are not unusually high. Determining which products are sufficiently technically complex to merit this revenue deferral requires us to exercise judgment, as does the determination of when products have achieved sufficient acceptance in the market so that deferral is no longer appropriate. The determination of which products are complex, and the timing of the end of deferral for particular products, can be expected to vary. If we define technically complex products too broadly, we will defer revenue unnecessarily; if we define these products too narrowly, revenue will be recognized earlier but product returns and warranty claims will be higher in future periods.

Revenue recognition—distributors and value-added resellers

We sell to value-added resellers and distributors. We derived approximately 86.9% of our total revenues from value-added resellers and distributors in the year ended September 30, 2002. We defer revenue on sales to our distributors until the distributor has sold our products to its customers. Our agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the prices of our products. Our agreements with value-added resellers typically do not include stock rotation or price protection rights. At the time of shipment to value-added resellers, we reserve for estimated returns and exchanges. These revenue reserves are estimated and adjusted periodically based on historical rates of returns and allowances, inventory levels for value-added resellers that submit inventory or sell-through reports, the volume of sales to value-added resellers that we ship directly to end customers, and for sales to value-added resellers that do not submit inventory or sell-through reports, accounts receivable balances, payment history and other related factors. These reserves require the exercise of our judgment in determining if historical experience applies to new products, and to new distributors and value-added resellers. If our estimate of returns and exchanges is too low, additional charges will be incurred in future periods, and these additional charges could have a material adverse effect on our financial position and results of operations.

Sales Return and Warranty Reserves

We record sales return and warranty reserves based on estimates of expected future returns and allowances and expected future repair and replacement costs. We record a sales return reserve that approximates the aggregate amount of expected future returns and allowances. Our sales return reserve is based on past return history, product mix, channel mix and, in some cases, allowances for specific customers based on several factors such as return rights included in our agreements with customers. Our warranty reserve approximates the aggregate amount of future repair and replacement costs for our products. Our warranty reserve is based on historical product repair and replacement information. In the event we determine that our current or future sales returns and allowances and product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made.

Allowance for Doubtful Accounts

We have a large, diversified customer base, which includes customers located in foreign countries. We monitor the creditworthiness of our customers but have experienced losses related to our accounts receivable in the past. We record an allowance for doubtful accounts based on past history, current economic conditions and the composition of our accounts receivable aging and, in some cases, make allowances for specific customers based on several factors, such as the creditworthiness of those customers and payment history. These allowances require our subjective judgment. Actual write-offs may differ from the allowances for doubtful accounts, and this difference may have a material effect on our financial position and results of operations.

Inventory

Given the volatility of the networking market, the rapid obsolescence of technology and short product life cycles, we write down inventories to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. If actual demand is lower than our forecasted demand, and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs, which would have a negative effect on our gross margin.

Valuation of Long-Lived Assets Including Goodwill and Other Intangible Assets

We review property, plant and equipment, goodwill and other intangible assets for impairment whenever events or circumstances indicate the carrying amount of the assets may not be recoverable. Our review of goodwill and other intangible assets is based on the estimated future cash flows the assets are expected to generate. Our review is based on our best estimate of a variety of factors, including future market growth, forecasted revenues and costs and a strategic review of our business and operations. In the event we determine that an asset is impaired in the future, an adjustment to the value of the asset would be charged to earnings in the period such determination is made.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to an amount that we estimate is more likely than not to be realized. We consider estimated future taxable income and prudent tax planning strategies in determining the valuation allowance. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded deferred tax asset, an adjustment to the net deferred tax asset would decrease the net loss (or increase net income) in the period such determination was made. Likewise, should we determine that we are not able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would be charged to earnings in the period such determination was made.

Results of Operations for the Years Ended September 30, 2002 and 2001

Revenues

Product Revenues.    Revenues from sales of our products increased 60.0% to $113.9 million in the year ended September 30, 2002 from $71.2 million in the year ended September 30, 2001. This increase was attributable to a higher volume of product shipments that were recognized as revenue during the year as well as an increase in the amount of deferred revenue recognized from sales to our customers. Increased product shipments consisted primarily of new products, and reflected generally higher selling prices. Hardware revenue units increased to approximately 74,000 units in the year ended September 30, 2002 from approximately 42,000 units in the year ended September 30, 2001. No single customer accounted for 10% or more of our total revenues in either year.

Maintenance and Service Revenues.    Revenues from maintenance and services increased 70.8% to $24.5 million in the year ended September 30, 2002 from $14.4 million in the year ended September 30, 2001. This increase was a result of the higher volume of products shipped and the related recognition of revenues associated with the portion of product revenues attributable to maintenance and services over the applicable maintenance period, as well as increased maintenance renewals on a larger installed base of customers.

There can be no assurance that our revenues will continue to increase in absolute dollars or at the rate at which they have grown in recent periods.

Cost of Revenues; Gross Margin

Product Cost of Revenues.    Cost of product revenues, including stock compensation, increased 29.8% to $28.7 million in the year ended September 30, 2002 from $22.1 million in the year ended September 30, 2001. Excluding stock-based compensation of $1.6 million and $1.4 million in the years ended September 30, 2002 and 2001, respectively, and amortization of intangible assets of approximately $31,000 in the year ended September 30,

2002, cost of product revenues increased 30.6% to $27.1 million in the year ended September 30, 2002 from $20.7 million in the year ended September 30, 2001. This increase, excluding stock-based compensation, was related primarily to the increase in our revenues and, to a lesser extent, write downs taken against our inventories. These increases were partially offset by reductions in the prices at which we purchase our products from our manufacturers.

Product Gross Margin.    Product gross margin, excluding stock-based compensation and amortization of intangible assets, as a percentage of total revenues was 76.3% in the year ended September 30, 2002 compared to 70.9% in the year ended September 30, 2001. The increase in gross margin percentage was primarily attributable to the increased sales of our higher-margin, mid-range products and increased sales, along with improved margins, of our low-range products. We expect our product gross margin percentage to decline over time.

Maintenance and Service Cost of Revenues.    Maintenance and service cost of revenues, including stock-based compensation, increased 114.6% to $7.9 million in the year ended September 30, 2002 from $3.7 million in the year ended September 30, 2001. Excluding stock-based compensation of $1.0 million and $1.2 million in the years ended September 30, 2002 and 2001, respectively, cost of maintenance and service revenues increased 178.9% to $6.9 million in the year ended September 30, 2002 from $2.5 million in the year ended September 30, 2001. This increase, excluding stock-based compensation, was primarily related to increases in costs related to the expansion of our customer support infrastructure and larger installed base of products for which we provide service.

Maintenance and Service Gross Margin.    Maintenance and service gross margin, excluding stock-based compensation, as a percentage of total revenues was 72.1% in the year ended September 30, 2002 compared to 82.9% in the year ended September 30, 2001. The decrease in gross margin percentage was primarily attributable to increased costs as we expanded our worldwide customer support infrastructure in order to grow that business. We expect our service and maintenance gross margin percentage to continue to decline over time.

Operating Expenses

Research and Development Expenses.    Research and development expenses, including stock-based compensation, increased 28.3% to $32.8 million in the year ended September 30, 2002 from $25.6 million in the year ended September 30, 2001. Excluding stock-based compensation of $7.7 million and $6.4 million in the years ended September 30, 2002 and 2001, respectively, research and development expenses increased 31.0% to $25.2 million in the year ended September 30, 2002 from $19.2 million in the year ended September 30, 2001. These expenses, excluding stock-based compensation, represented 18.2% and 22.5% of total revenues for these periods, respectively. The dollar increase was primarily attributable to increased personnel costs as a result of increased headcount.

Sales and Marketing Expenses.    Sales and marketing expenses, including stock-based compensation, increased 16.7% to $63.9 million in the year ended September 30, 2002 from $54.8 million in the year ended September 30, 2001. Excluding stock-based compensation of $11.1 million and $9.3 million in the years ended September 30, 2002 and 2001, respectively, sales and marketing expenses increased 16.2% to $52.8 million in the year ended September 30, 2002 from $45.4 million in the year ended September 30, 2001. These expenses, excluding stock-based compensation, represented 38.1% and 53.1% of total revenues for these periods, respectively. The dollar increase in sales and marketing expenses was primarily related to the expansion of our sales and marketing organizations, including increased compensation-related expenses resulting from the growth of our sales force and higher commissions expense associated with increased revenues, increased marketing-related program costs and, to a lesser extent, to increases in other sales office costs associated with the expansion of our sales force. These increases were partially offset by a reduction in direct advertising expenditures.

General and Administrative Expenses.    General and administrative expenses, including stock-based compensation, increased 44.7% to $16.8 million in the year ended September 30, 2002 from $11.6 million in the year ended September 30, 2001. Excluding stock-based compensation of $2.8 million and approximately $704,000 in the years ended September 30, 2002 and 2001, respectively, general and administrative expenses increased 28.2% to $14.0 million in the year ended September 30, 2002 from $10.9 million in the year ended September 30, 2001. These expenses, excluding stock-based compensation, represented 10.1% and 12.7% of total revenues for these periods, respectively. The dollar increase was primarily related to increased personnel costs as a result of increased headcount from the expansion of our general and administrative staff and greater infrastructure requirements, including those associated with being a public company. These increased costs were partially offset by a reduction in bad debt expense.

Stock-Based Compensation.    In connection with the grant of employee stock options in the year ended September 30, 2002, we recorded deferred stock compensation of $13.5 million. We recorded deferred stock compensation of approximately $587,000 in connection with stock options assumed in the acquisition of OneSecure, Inc. During the year ended September 30, 2002, we recorded stock-based compensation expense of $24.3 million. As of September 30, 2002, $42.2 million of deferred stock compensation remained unamortized. This amount will be amortized through the quarter ending December 31, 2005.

Interest and Other Income, Net

Interest and other income, net, was $3.4 million in the year ended September 30, 2002 compared to interest and other income, net, of $1.1 million in the year ended September 30, 2001. The increase in interest and other income was primarily a result of increased interest earned on higher average cash, cash equivalent and short-term investment balances in the year ended September 30, 2002. The increased interest income was partially offset by foreign exchange losses arising from the remeasurement of our international entities’ financial statements into U.S. dollars and higher interest expense in the year ended September 30, 2002 due to higher average levels of debt and capital lease obligation in that year.

Provision for Income Taxes

We recorded an income tax provision of $4.1 million for the year ended September 30, 2002, primarily related to federal income taxes and income taxes currently payable on income generated in non-U.S. tax jurisdictions for which no U.S. tax benefit is currently recognizable. We recorded an income tax provision of approximately $168,000 for the year ended September 30, 2001, primarily related to income taxes currently payable on income generated in non-U.S. tax jurisdictions for which no U.S. benefit is currently recognizable. We had gross deferred tax assets, net of liabilities, of $43.6 million as of September 30, 2002 and $25.3 million as of September 30, 2001. Realization of deferred tax assets is dependent on our ability to generate future taxable income, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the total gross deferred tax assets as of September 30, 2002 and September 30, 2001, has been established to reflect those uncertainties. Our deferred tax assets primarily relate to net operating loss carryforwards and deferred compensation. As of September 30, 2002, we had federal and state net operating loss carryforwards of $45.7 million and $37.6 million, respectively. We also had research and development tax credit carryforwards of $4.3 million. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2013, if not utilized. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code Section 382 and Section 383 and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Results of Operations for the Years Ended September 30, 2001 and 2000

Revenues

Product Revenues.    Revenues from sales of our products increased to $71.2 million in the year ended September 30, 2001 from $23.4 million in the year ended September 30, 2000. This increase was attributable to a higher volume of products shipped, expansion of our distribution channels, expansion of our product offerings to include the NetScreen-1000 and NetScreen-500, and increasing demand in our markets.

Maintenance and Service Revenues.    Revenues from maintenance and services increased to $14.4 million in the year ended September 30, 2001 from $3.1 million in the year ended September 30, 2000. This increase was a result of the higher volume of products shipped and the related recognition of revenues associated with the allocated portion of product revenues attributable to maintenance and services over the applicable maintenance period.

No single customer accounted for 10% or more of our total revenues in either year. Revenues from the Americas accounted for approximately 53.2% of our total revenues in the year ended September 30, 2001 and 76.5% of our total revenues in the year ended September 30, 2000. Revenues from Asia and the Pacific Rim (APAC) accounted for approximately 29.5% and 13.3% of our total revenues in the years ended September 30, 2001 and 2000, respectively. Revenues from Europe, the Middle East and Africa (EMEA) accounted for approximately 17.3% and 10.2% of our total revenues in the years ended September 30, 2001 and 2000, respectively.

Cost of Revenues; Gross Margin

Cost of revenues, including stock-based compensation, increased to $25.8 million in the year ended September 30, 2001 from $8.4 million in the year ended September 30, 2000. Excluding stock-based compensation of $2.6 million and $1.7 million in the years ended September 30, 2001 and 2000, respectively, cost of revenues increased to $23.2 million in the year ended September 30, 2001 from $6.7 million in the year ended September 30, 2000. This increase, excluding stock-based compensation, was related primarily to the increase in our revenues and increases in related product costs and, to a lesser extent, to increases in costs related to increased headcount in the manufacturing support and customer support organizations. Gross margin, excluding stock-based compensation, as a percentage of total revenues was 72.9% in the year ended September 30, 2001 compared to 74.7% in the year ended September 30, 2000. The decrease in gross margin percentage, despite our significant growth in revenues, was primarily attributable to the increase in product costs and to increased revenues from lower margin products, partially offset by increased higher margin maintenance and service revenues.

Operating Expenses

Research and Development Expenses.    Research and development expenses, including stock-based compensation, increased 78.2% to $25.6 million in the year ended September 30, 2001 from $14.4 million in the year ended September 30, 2000. Excluding stock-based compensation of $6.4 million and $4.1 million in the years ended September 30, 2001 and 2000, respectively, research and development expenses increased 86.9% to $19.2 million in the year ended September 30, 2001 from $10.3 million in the year ended September 30, 2000. These expenses, excluding stock-based compensation, represented 22.5% and 38.7% of total revenues for these periods, respectively. The dollar increase was primarily attributable to increased personnel costs, the allocated portion of increased facility expenses related to a larger facility, increased prototype expenses associated with the development of new products and increased product development efforts.

Sales and Marketing Expenses.    Sales and marketing expenses, including stock-based compensation, increased 99.0% to $54.8 million in the year ended September 30, 2001 from $27.5 million in the year ended September 30, 2000. Excluding stock-based compensation of $9.3 million and $6.0 million in the years ended September 30, 2001 and 2000, respectively, sales and marketing expenses increased 110.9% to $45.4 million in the year ended September 30, 2001 from $21.5 million in the year ended September 30, 2000. These expenses, excluding stock-based compensation, were 53.1% and 81.0% of total revenues for these periods, respectively. The dollar increase was primarily related to the expansion of our sales and marketing organizations, including growth in our domestic and international sales forces and the associated sales office expenses. The dollar increase was also due to increased salary, commission and bonus expenses related to higher sales volumes, increased travel expenses, increased outside sales consultant fees and product demonstration unit costs. Marketing-related program costs designed to improve our market penetration also increased, mainly due to increased costs of marketing development, reseller incentive programs, advertising and trade shows. Allocated facility expenses, depreciation and amortization also increased due to our move to a larger facility and to related leasehold improvements.

General and Administrative Expenses.    General and administrative expenses, including stock-based compensation, increased 18.6% to $11.6 million in the year ended September 30, 2001 from $9.8 million in the year ended September 30, 2000. Excluding stock-based compensation of approximately $704,000 and $3.0 million in the years ended September 30, 2001 and 2000, respectively, general and administrative expenses increased 60.8% to $10.9 million in the year ended September 30, 2001 from $6.8 million in the year ended September 30, 2000. These expenses, excluding stock-based compensation, were 12.7% and 25.5% of total revenues for these periods, respectively. The dollar increase was primarily related to the expansion of our general and administrative organization to support additional finance, human resource, legal and other administrative activities and greater infrastructure requirements, resulting in an increase in salaries and related personnel costs, and to increased outside consulting costs, including legal, accounting and other professional services fees associated with our financial audit, information systems implementation and other consulting and, to a lesser extent, to an increased bad debt provision due to increased accounts receivable.

Stock-based Compensation.    In connection with the grant of employee stock options in the year ended September 30, 2001, we recorded deferred stock compensation of $6.8 million. During the year ended September 30, 2001, we recorded stock-based compensation expense of $19.0 million.

Interest and Other Income, Net

Interest and other income, net, was approximately $1.1 million in the year ended September 30, 2001 compared to interest and other income, net of approximately $457,000 in the year ended September 30, 2000. The increase in interest and other income was primarily a result of larger cash, cash equivalent and short-term investment balances in the year ended September 30, 2001.

Provision for Income Taxes

We recorded an income tax provision of approximately $168,000 for the year ended September 30, 2001, primarily related to income taxes currently payable on income generated in non-U.S. tax jurisdictions for which no U.S. benefit is currently recognizable. Due to operating losses and our inability to recognize an income tax benefit from these losses, there was no provision for income taxes for the year ended September 30, 2000.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through equity financing. In October 2001, we completed the sale of 5,762,502 shares of our Series F convertible preferred stock for net proceeds of $29.7 million. Prior to our December 2001 initial public offering (“IPO”), we raised a total of $82.6 million through the private sale of convertible preferred stock.

In December 2001, we completed the sale of 11,500,000 shares of common stock in our IPO. We realized net proceeds of $168.6 million upon the close of the IPO. See Note 10, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements for additional information.

Net cash provided by operating activities was $31.7 million for the year ended September 30, 2002, compared to net cash used in operating activities of $6.9 million for the year ended September 30, 2001. Net cash provided by operating activities for the year ended September 30, 2002 was primarily the result of cash generated from our net loss, after adjusting for noncash operating expenses, of $17.9 million and an increase in deferred revenue. The net cash used in operating activities for the year ended September 30, 2001 was primarily the result of our net loss, after adjusting for noncash operating expenses of $10.1 million and an increase in accounts receivable due to higher revenues, partially offset by an increase in deferred revenue.

Net cash used in investing activities for the years ended September 30, 2002 and 2001 was $236.0 million and $6.0 million, respectively. Net cash used in investing activities for the year ended September 30, 2002 was almost entirely due to net purchases of short-term investments. Net cash used in investing activities for the year ended September 30, 2001 was primarily due to purchases of property and equipment.

Net cash provided by financing activities for the year ended September 30, 2002 was $204.0 million, compared to net cash used in financing activities of $1.8 million in the year ended September 30, 2001. Net cash provided by financing activities for the year ended September 30, 2002 was primarily due to the net proceeds from our IPO and the net proceeds from the sale of our Series F convertible preferred stock. Net cash used in financing activities for the year ended September 30, 2001 was primarily due to an increase in restricted cash, partially offset by proceeds from borrowing arrangements.

As of September 30, 2002, our principal source of liquidity was $249.9 million of cash, cash equivalents and short-term investments. At that date, we had future minimum lease payments under non-cancelable operating leases of $2.7 million and long-term debt and restructuring obligations, including the current portion, of $6.4 million. At September 30, 2002, we had no material commitments for capital expenditures, but we expect to spend between $10.0 million and $12.0 million on capital expenditures during the next 12 months.

In October 1998, we entered into a $318,000 (later adjusted to $404,000) equipment leasing arrangement. During the year ended September 30, 2000, we expanded the equipment leasing arrangement by an additional $500,000. As of September 30, 2002, there was no availability for future purchases of equipment under this leasing arrangement and approximately $176,000 was outstanding. In February 2001, we entered into an equipment leasing arrangement of $514,000. The lease is payable in monthly installments of principal and interest of approximately $15,000 through February 2004. As of September 30, 2002, approximately $239,000 was outstanding under this arrangement.

In April 2001, we entered into a loan and security agreement for $3.5 million. Under the agreement, we could borrow amounts to finance eligible equipment purchases. The lender has a security interest in the purchased equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 3.75% and are payable in equal monthly installments over a three-year term. A final payment equal to 9% of the amount borrowed, due at the end of the three-year term, has been treated as an additional finance charge and is being amortized over the term of the loan. We are not required to meet any financial covenants under this agreement. The commitment terminated on November 30, 2001. As of September 30, 2002, we had borrowed $2.0 million at an annual interest rate of 8.2% under this agreement, of which $1.2 million was outstanding.

In August 2001, we entered into a loan and security agreement for $3.0 million. Under the agreement, we could borrow amounts to finance eligible equipment purchases. The lender has a security interest in the purchased equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 9.5% and are payable in equal monthly installments over terms ranging from 33 to 36 months. We are required to maintain an unrestricted domestic cash balance of $11.0 million while borrowings are outstanding under the agreement. The commitment terminated on November 30, 2001. As of September 30, 2002, we had borrowed $1.3 million at an annual interest rate of 13.8% and approximately $944,000 at an annual rate of 13.3% under this arrangement. The total amount outstanding under this arrangement was $1.6 million as of September 30, 2002.

In August 2000, we entered into a lease for approximately 51,000 square feet of office space in Sunnyvale, California, which commenced on January 21, 2001 and will terminate on February 14, 2003. The related cost of the lease is approximately $270,000 per month. The lease was secured by a $1.6 million standby letter of credit as of September 30, 2002.

We have entered into several leases for domestic and foreign sales office facilities. The leases expire at various dates through October 2004. The related cost of the leases is approximately $173,000 per month.

In October 2002, we entered into a lease for a new approximately 156,000 square foot corporate headquarters in Sunnyvale, California. Rent payments under the lease are approximately $231,000 per month and commence February 14, 2003. The lease terminates on May 13, 2008. Under the terms of the lease, we may lease an additional approximately 22,000 square feet in the facility at an additional monthly rent of approximately $32,000. We can exercise this option to lease the additional space at anytime through February 14, 2004.

We acquired OneSecure, Inc. in September 2002. In connection with the acquisition, we assumed noncancelable operating leases for domestic sales offices that were not occupied by OneSecure and that will not be occupied by NetScreen. In addition, we assumed the noncancelable operating lease for OneSecure’s headquarters in Sunnyvale, California, which is a duplicate facility. We have recorded a restructuring liability for the net present value of these leases, net of expected sublease income, for the periods these facilities will be unoccupied.

Flash Electronics, Inc. manufactures, assembles and tests the NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-204 and NetScreen-208 products. Solectron Corporation manufactures, assembles and tests the NetScreen-5200, NetScreen-5400, NetScreen-1000, NetScreen-500, NetScreen-5XP and NetScreen-5XT products. We purchase from these manufactures on a purchase order basis, and do not have long-term supply contracts. At September 30, 2002, we had noncancelable purchase orders of $5.0 million to Flash Electronics, Inc. and Solectron Corporation.

A summary of our obligations and commitments are as follows (in thousands):

		Payments Due by Period
	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Debt and capital lease obligations	$3,274	$1,761	$1,513	$—	$—
Restructuring liabilities	3,118	541	1,210	923	444
Noncancelable inventory purchase commitments	5,018	5,018	—	—	—
Operating leases	17,204	4,054	5,889	5,532	1,729

Total contractual cash obligations	$28,614	$11,374	$8,612	$6,455	$2,173

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets, or SFAS 142, which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 established new standards for goodwill, including the elimination of goodwill amortization, which is to be replaced with methods of periodically evaluating goodwill for impairment. We adopted this statement during the first quarter of fiscal 2002. The adoption of this pronouncement did not have a material effect on our operating results or financial position.

In August 2001, the FASB issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 superseded Statement of Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board No. 30. We adopted SFAS 144 during the second quarter of fiscal 2002. The adoption of this pronouncement did not have a material impact on our operating results or financial position.

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning December 15, 2001. This release requires that cash consideration (including sales incentives) that we give our customers or resellers should be accounted for as a reduction of revenue unless we receive a benefit that is identifiable and that can be reasonably estimated. We adopted this release as of January 1, 2002. The adoption of this release did not have a material impact on our total revenues.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal is approved. We will adopt this pronouncement on January 1, 2003. The adoption of this pronouncement is not expected to have a material impact on our operating results or financial position.

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

As of September 30, 2002, our investment portfolio consisted of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes and earned interest at an average rate of 2.2%. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that a hypothetical 10% increase or decrease in interest rates would not materially affect our interest income, although there can be no assurance of this.

FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

In addition to other information in this report, the following risk factors should be carefully considered in evaluating us and our business because these factors may have a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this report as a result of the risk factors discussed below and elsewhere in this report.

Downturns in the Internet infrastructure, network security and related markets may decrease our revenues and margins.

The market for our products depends on economic conditions affecting the broader Internet infrastructure, network security and related markets. Downturns in these markets may cause enterprises and carriers to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, our customers such as distributors, value-added resellers and carriers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues, gross margins and operating margins. In addition, general economic uncertainty caused by potential hostilities involving the United States, terrorist activities, the decline in specific markets such as the service provider market in the United States, and the general decline in the capital spending in the information technology sector make it difficult to predict changes in the purchase and network requirements of our customers and the markets we serve. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, our revenues, gross margins and operating margins may decline and make it necessary for us to gain significant market share from our competitors in order to achieve our financial goals and achieve or maintain profitability.

Competition may decrease our revenues, market share and margins.

The market for network security products is highly competitive, and we expect competition to intensify in the future. Competitors may gain market share and introduce new competitive products for the same markets and customers currently served by our products. These products may have better performance, lower prices and broader acceptance than our products.

Current and potential competitors in our market include the following, all of which sell worldwide or have a presence in most of the major geographical markets for their products:

•	firewall and VPN software vendors, such as Check Point Software Technologies Ltd. and Symantec Corporation;

•	network equipment manufacturers, such as Cisco Systems, Inc., Lucent Technologies Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers, such as SonicWALL, Inc., WatchGuard Technologies, Inc. and Symantec Corporation;

•	intrusion detection system vendors, such as Internet Security Systems, Inc., Cisco Systems, Inc., Enterasys Networks, Inc. and emerging startups;

•	computer and network component manufacturers;

•	low-cost Internet hardware suppliers with products that include network security functionality; and

•	emerging intrusion detection and other security companies that may position their systems as replacements for our products.

Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. In addition, some of our competitors currently combine their products with other companies’ networking and security products to compete with our products. These competitors also often combine their sales and marketing efforts to compete with our products. This competition may result in reduced prices, lower gross and operating margins and longer sales cycles for our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, or reduce prices for their products over a sustained period of time, our ability to successfully sell our products, increase revenue or meet our or market analysts expectations could be adversely affected.

We cannot assure you that we will be successful in integrating the operations of OneSecure or any other future acquisitions.

On September 18, 2002, we completed the acquisition of OneSecure, Inc. Achieving the anticipated benefits of the merger will depend in part upon whether the operations, products and technology of OneSecure can be integrated with our operations, products and technology in a timely and cost-effective manner. The process of combining two companies is complex, expensive and time consuming and may cause an interruption of, or loss of momentum in, the development and sales activities and operations of both companies. We cannot assure you that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating OneSecure, or any other companies we may seek to acquire in the future, involves a number of other risks, including, but not limited to:

•	adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;

•	difficulties in integrating or an inability to retain the employees of the acquired company;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, and financial and operational data;

•	unanticipated costs or the incurrence of unknown liabilities;

•	the potential incompatibility of business cultures;

•	any perceived adverse changes in business focus;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	potential dilution to existing stockholders if we have to incur debt or issue equity securities to pay for any future acquisitions;

•	additional expenses associated with the amortization of intangible assets; and

•	an inability to maintain uniform standards, controls, procedures and policies.

In addition, the integration of certain operations following any merger will require the time and attention of our management, which may distract attention from the day-to-day business of the combined company. Failure to effectively accomplish the integration of the operations of the two companies could have an adverse effect on our business, financial condition and results of operations.

Our limited history with our newer products makes it difficult to evaluate our business and prospects.

We introduced several new system and appliance products in 2002. As a result of our limited history with these products, it may be difficult to plan operating expenses or forecast our revenues accurately. Our assumptions about customer or network requirements may be wrong. The revenue and income potential of these products is unproven. And, the markets addressed by these products are volatile. Likewise, we may not be able to effectively combine OneSecure’s technologies into our own products, successfully market or enhance

OneSecure’s line of IDP appliances, or offer a viable combined hardware or management product that addresses the needs of our customers. If such products are not successful, our operating results could be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

Failure to address evolving standards in the network security industry and successfully develop and introduce new products or product enhancements would cause our revenues to decline.

The market for network security products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect to introduce new products and enhancements to existing products to address current and evolving customer requirements and broader networking trends and vulnerabilities. We also expect to develop products with strategic partners and incorporate third-party advanced security capabilities into our products. Some of these new products and enhancements may require us to develop new hardware architectures and ASICs that involve complex and time consuming processes. In developing and introducing our products, we have made, and will continue to make, assumptions with respect to which features, security standards and performance criteria will be required by our customers. If we implement features, security standards and performance criteria that are different from those required by our customers, market acceptance of our products may be significantly reduced or delayed, which would harm our ability to penetrate existing or new markets.

Furthermore, we may not be able to develop new products or product enhancements in a timely manner, or at all. Any failure to develop or introduce these new products and product enhancements might cause our existing products to be less competitive, may adversely effect our ability to sell solutions to address large customer deployments and, as a consequence, our revenues may decline. In addition, the introduction of products embodying new technologies could render our existing products obsolete, which would have a direct, adverse effect on our market share and revenues. Any failure of our future products or product enhancements to achieve market acceptance could cause our revenues to decline and our operating results to be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

The unpredictability of our quarterly results may cause the trading price of our common stock to decline.

Our quarterly revenues and operating results have varied in the past and will likely continue to vary in the future due to a number of factors, many of which are outside of our control. Any of these factors could cause the price of our common stock to decline. The primary factors that may affect revenues and operating results include the following:

•	the demand for our products;

•	the length of our sales cycle;

•	the timing of recognizing revenues;

•	new product introductions by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	variations in sales channels, product costs or mix of products sold;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	our ability to obtain sufficient supplies of sole or limited source components, including ASICs, and power supplies, for our products;

•	variations in the prices of the components we purchase;

•	our ability to attain and maintain production volumes and quality levels for our products at reasonable prices at our third-party manufacturers;

•	our ability to manage our customer base and credit risk and to collect our accounts receivable; and

•	the financial strength of our value-added resellers and distributors.

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

Revenues from outside of the Americas were 55.3% of our total revenues for the year ended September 30, 2002, 46.8% of our total revenues for the year ended September 30, 2001 and 23.5% of our total revenues for the year ended September 30, 2000. We expect revenues from outside of the Americas will continue to represent a substantial portion of our total revenues for the foreseeable future.

We may not be able to maintain or increase international market demand or international revenues from our products. For example, general economic conditions in international markets can fluctuate and downturns in these markets could have a significant adverse impact on our ability to meet public market expectations and achieve profitability. Also, as agreements with international distributors expire, we may be unable to favorably renew our distributor agreements or make alternative arrangements with other partners. If we are unable to maintain or increase international market demand and revenues from our products, our revenues may be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

We intend to continue expanding our existing international operations and to enter new international markets. This expansion will require significant management attention and financial resources. We currently have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. In addition, international operations are subject to other inherent risks, including:

•	potential foreign government regulation of our technology or unexpected changes in regulatory requirements;

•	greater difficulty and delays in accounts receivable collection;

•	difficulties in and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	currency fluctuations; and

•	potentially adverse tax consequences.

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

An end customer’s decision to purchase our products often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we often spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints and the need for multiple approvals within enterprises, carriers and government entities may also delay the purchase decision. Failure to obtain the required approval for a particular project or purchase decision may delay the purchase of our products. As a result, the sales cycle for our security systems is typically 60 to 90 days. Additionally, our security systems and intrusion detection and prevention products are complex systems designed for the enterprise and service provider markets. These systems and products require us to maintain a sophisticated sales force, engage in extensive negotiations, and provide high-level engineering support to complete sales. If these systems and products are not successful with enterprise and service provider customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

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

If we fail to develop or maintain relationships with value-added resellers or distribution partners, or if our value-added resellers or distribution partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

In the year ended September 30, 2002, we derived approximately 86.9% of our total revenues from value-added resellers and distributors. We expect our revenues to continue to depend in large part on the performance of these third-party distributors and resellers. In addition, our value-added resellers and distributors may be unsuccessful in selling our products and services, may sell products and services that are competitive with ours, may devote more resources to competitive products and may cease selling our products and services altogether. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. If we fail to develop and maintain additional relationships with these distribution partners, or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

We may experience issues with our financial systems, controls and operations that could harm our financial condition and results of operations.

Our ability to sell our products and implement our business plan successfully in a volatile and growing market requires effective management and financial systems and a system of financial processes and controls. Growth is likely to place a considerable strain on our systems, processes and controls. Our anticipated growth in future operations will continue to place a strain on our management systems, controls and resources. To address these issues, we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. If we are unable to maintain an adequate level of financial processes and controls, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be harmed.

Our reliance on third parties to manufacture, assemble and test our products could cause a delay in our ability to fill orders, which might cause us to lose sales.

Flash Electronics, Inc. manufactures, assembles and tests the NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-204, NetScreen-208, NetScreen IDP-500 and NetScreen IDP-100 products at its Fremont, California facility. Solectron Corporation manufactures, assembles and tests the NetScreen-5400, NetScreen-5200, NetScreen-1000, NetScreen-500 and NetScreen-5XT products at its San Jose, California facility and the NetScreen-5XP product at its facility in China. We currently do not have a long-term supply contract with either Flash Electronics or Solectron, and we purchase from these manufacturers on a purchase order basis. If we should fail to manage our relationship with Flash Electronics or Solectron effectively, or if either of these manufacturers experiences delays, disruptions or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed.

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

We currently purchase several key components, including semiconductors, from single or limited sources. We carry very little inventory of some of our products and product components, and we rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based on the forecasts we provide. Some of the semiconductors we require are very complex, and we may not be able to develop an alternate source in a timely manner, which could hurt our ability to deliver our products to our customers. We also purchase power supplies from a single source and purchase other custom components from other sole or limited sources. If we are unable to buy these components on a timely basis, we will not be able to deliver products to our customers, which would negatively impact present and future revenues and, in turn, seriously harm our business.

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

If an actual or perceived breach of network security occurs in one of our end customer’s network systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. This could cause us to lose current and potential end customers or cause us to lose current and potential value-added resellers and distributors. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

Undetected product errors or defects could result in loss of revenues, delayed market acceptance and claims against us.

We offer a warranty on all of our products, allowing the end customer to have any defective unit repaired, or to receive a replacement product for it during the warranty period. Our products may contain undetected errors or defects. If there is a broad product failure across our customer base, we may decide to replace all affected products or we may decide to refund the purchase price for defective units. Such defects and actions may adversely affect our ability to record revenue for units. Some errors are discovered only after a product has been installed and used by end customers. Any errors discovered after commercial release could result in loss of revenues and claims against us.

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

We may experience losses and may not achieve profitability.

We have incurred significant losses since our inception in October 1997. We may incur losses in the future. As of September 30, 2002, we had an accumulated deficit of $132.6 million. We had net losses applicable to common stockholders of $41.1 million for the year ended September 30, 2002, $34.2 million for the year ended September 30, 2001, and $33.7 million for the year ended September 30, 2000. We have large fixed expenses, and we expect to continue to incur significant and increasing sales and marketing, research and development and administrative expenses. As a result, we will need to continue generating higher revenues to achieve profitability. Revenue growth depends on many factors, including those described elsewhere in these “Factors That May Affect Our Business and Future Results of Operations and Financial Condition.” Our revenues may not grow, our gross margins and operating margins may decline and we may not achieve or maintain profitability. A failure to achieve profitability or a delay in any anticipated timing to achieve profitability could cause our stock price to decline.

We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to hire additional personnel or retain existing personnel, our ability to execute our business strategy would be impaired.

Our future success depends upon the continued services of our executive officers, including in particular Robert D. Thomas, Feng Deng and Yan Ke and other key engineering, sales, marketing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term, and no one is constrained from terminating his or her employment relationship with us at any time. In addition, since a number of our long-standing employees have most of their stock options or restricted stock vested, their economic incentive to remain in our employ may be diminished. Further, we do not have key person life insurance policies covering any of our employees. We also intend to hire a significant number of engineering, sales, marketing and support personnel in the future, and we believe our success depends, in large part, upon our ability to attract and retain these key employees. Competition for qualified personnel is intense, especially in the San Francisco Bay Area. In particular, we have experienced difficulty in hiring ASIC, software, system and test, and customer support engineers, and we may not be successful in attracting and retaining these individuals. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

We might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

Because our products and services provide and monitor network security and may protect valuable information, we could face claims for product liability, tort or breach of warranty. Anyone who circumvents our security measures could misappropriate the confidential information or other property of end customers using our products, or interrupt their operations. If that happens, affected end customers or others may sue us. In addition, we may face liability for breaches caused by faulty installation of our products by our service and support organizations. Provisions in our contracts relating to warranty disclaimers and liability limitations may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances. Defending a lawsuit, regardless of its merit, could be costly and could divert management attention. Our business liability insurance coverage may be inadequate or future coverage may be unavailable on acceptable terms or at all.

If we fail to protect our intellectual property rights, end customers or potential competitors might be able to use our technologies to develop their own solutions, which could weaken our competitive position or reduce our revenues.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of September 30, 2002, we have seven patent applications pending in the United States relating to the design of our products, three of which has been extended to other countries. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control the use, access to and distribution of our software, documentation and other proprietary information. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

We have granted stock options under our stock option plans since November 1997. We are required to recognize, as a reduction of stockholders’ equity, deferred stock compensation equal to the difference between the deemed fair market value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. This deferred stock compensation is amortized over the vesting period of the applicable options, generally four years, using the straight-line vesting method. At September 30, 2002, approximately $42.2 million of deferred stock compensation related to employee stock options remained unamortized. The resulting amortization expense will have a material negative impact on our results of operations in future periods through the quarter ending December 31, 2005.

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

Our corporate headquarters and two of our third-party manufacturers are located in Northern California near major earthquake faults that have experienced earthquakes in the past. An earthquake or other natural disaster near our headquarters or near one or more of the facilities of third parties upon which we rely could disrupt our operations or the operations of those parties. None of these disruptions would be covered by insurance, so the supply of our products could be limited, our business could be hampered and our financial condition and results of operations could be harmed.

The price of our common stock is likely to be volatile.

The market prices of the securities of technology-related companies have been extremely volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow more slowly than we anticipate, if operating or capital expenditures exceed our expectations and cannot be reduced appropriately, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for technology-related stocks or the stock market in general experiences a continued or greater loss in investor confidence or otherwise fails, the market price of our common stock could decline for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. General political or economic conditions, such as an outbreak of war, a recession or interest rate or currency rate fluctuations, could also cause the market price of our common stock to decline. Our common stock has experienced, and is likely to continue to experience, these fluctuations in price, regardless of our performance.

The concentration of our capital stock ownership with insiders is likely to limit ability of other stockholders to influence corporate matters.

Our executive officers, our directors and entities affiliated with any of them together beneficially own approximately 42% of our outstanding common stock. As a result, these stockholders may be able to exercise control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in our control that might be viewed as beneficial by other stockholders.

Management could invest or spend our cash or cash equivalents and investments in ways that might not enhance our results of operations or market share.

We have made no specific allocations of our cash or cash equivalents and investments. Consequently, management will retain a significant amount of discretion over the application of our cash or cash equivalents and investments and could spend the proceeds in ways that do not improve our operating results or increase our market share. In addition, these proceeds may not be invested to yield a favorable rate of return.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of September 30, 2002, there were 77,893,007 shares of common stock outstanding. Large portions of these freely tradeable shares are still held by the same entities that purchased our preferred stock prior to our initial public offering. In October 2002, 5,762,502 shares resulting from the conversion of Series F preferred stock became saleable pursuant to Rule 144 of the Securities Act. Additionally, 32,841,838 shares were held by directors, executive officers and other affiliates, that are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other “blackout” periods.” Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option and purchase plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

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

As of September 30, 2002, our investment portfolio consisted of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, and earned interest at an average rate of 2.2%. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in interest rates would not materially affect our interest income, although there can be no assurance of this.

Item 8.    Financial Statements and Supplementary Data.

Financial Statements

Our financial statements required by this item are set forth as a separate section of this report. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended September 30, 2002 (in thousands, except per share amounts):

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2002
Total revenues	$28,973	$32,037	$36,411	$41,061
Gross margin	20,481	23,508	26,990	30,902
Income (loss) from operations	(5,740)	(3,910)	(2,140)	116
Net loss	(5,710)	(3,294)	(2,442)	(925)
Deemed dividend on Series E and F redeemable convertible preferred stock	(28,743)	—	—	—
Net loss applicable to common stockholders	(34,453)	(3,294)	(2,442)	(925)
Basic and diluted net loss per share applicable to common stockholders	$(1.25)	$(0.05)	$(0.03)	$(0.01)

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2001
Total revenues	$17,156	$19,068	$23,003	$26,336
Gross margin	11,949	13,219	16,030	18,569
Loss from operations	(8,299)	(8,598)	(8,999)	(6,327)
Net loss	(7,800)	(8,247)	(8,820)	(6,438)
Deemed dividend on Series E redeemable convertible preferred stock	(731)	(731)	(730)	(731)
Net loss applicable to common stockholders	(8,531)	(8,978)	(9,550)	(7,169)
Basic and diluted net loss per share applicable to common stockholders	$(0.58)	$(0.56)	$(0.55)	$(0.38)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information relating to our executive officers and directors will be presented under the caption “Executive Officers and Directors” in our definitive proxy statement in connection with our 2003 Annual Meeting of Stockholders to be held in February 2003. That information is incorporated into this report by reference.

Item 11.    Executive Compensation.

Information relating to executive compensation will be presented under the caption “Executive Compensation” in our definitive proxy statement. That information is incorporated into this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement. That information is incorporated into this report by reference.

Item 13.    Certain Relationships and Related Transactions.

During the years ended September 30, 2002 and 2001, we sold products and services to companies affiliated with the brother of Feng Deng, an executive officer and director of the Company. The total amount sold to these companies during the years ended September 30, 2002 and 2001 was approximately $767,000 and $1,574,000, respectively.

During the year ended September 30, 2002, we sold products and services to companies affiliated with members of our Board of Directors. The total sold to these companies was approximately $124,000. As of September 30, 2002, accounts receivable included approximately $10,000 due from these companies.

Other information relating to certain relationships of our directors and executive officers and related transactions will be presented under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement. That information is incorporated into this report by reference.

Item 14.    Controls and Procedures.

Within the 90-day period prior to the filing of this Annual Report of Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officers (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls subsequent to the date of that evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this report:

1.	Financial Statements
	Selected Consolidated Financial Data	15
	Index to Consolidated Financial Statements	48
	Report of Ernst & Young LLP, Independent Auditors	49
	Consolidated Balance Sheets as of September 30, 2002 and 2001	50
	Consolidated Statements of Operations for the years ended September 30, 2002, 2001 and 2000	51
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency) for the years ended September 30, 2002, 2001 and 2000	52
	Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000	53
	Notes to Consolidated Financial Statements	54

2.	Schedule
	Schedule II—Valuation and Qualifying Accounts for the years ended September 30, 2002, 2001 and 2000	74

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Merger, dated August 22, 2002, among the Registrant, Tango Acquisition Corp. and OneSecure, Inc.	8-K	000-33387	10/03/02	2.01

3.01	Registrant’s Form of Restated Certificate of Incorporation.	S-1	333-71048	10/05/01	3.02

3.02	Registrant’s Restated Bylaws, effective December 17, 2001.	10-Q	000-33387	05/15/02	3.01

4.01	Fifth Amended and Restated Investors’ Rights Agreement dated October 3, 2001.	S-1	333-71048	10/05/01	4.01

4.02	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1/A	333-71048	11/23/01	4.02

10.01	Registrant’s 1997 Equity Incentive Plan, as amended August 10, 2001, and form of stock option agreement. (1)	S-1	333-71048	10/05/01	10.02

10.02	Registrant’s 2001 Equity Incentive Plan, and form of stock option agreement. (1)	S-1/A	333-71048	12/10/01	10.03

10.03	Registrant’s 2001 Employee Stock Purchase Plan. (1)	S-1/A	333-71048	12/10/01	10.04

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.04	Registrant’s 1997 Equity Incentive Plan form of stock option agreement for executive officers. (1)	S-1	333-71048	10/05/01	10.05

10.05	OneSecure, Inc. 2000 Stock Option/Stock Issuance Plan, and forms of stock option agreements. (1)	S-8	333-100088	09/25/02	4.01

10.06	Stock Option Agreement by and between OneSecure, Inc. and Nir Zuk dated as of January 24, 2001. (1)	8-K	000-33387	10/03/02	99.06

10.07	Stock Option Agreement by and between OneSecure, Inc. and Nir Zuk dated as of July 5, 2001. (1)	8-K	000-33387	10/03/02	99.07

10.08	Stock Option and Vesting Waiver Agreement by and between Nir Zuk and the Registrant dated August 22, 2002. (1)	8-K	000-33387	10/03/02	99.08

10.09	Stock Vesting Waiver Agreement by and between Rakesh K. Loonkar and the Registrant dated August 22, 2002. (1)	8-K	000-33387	10/03/02	99.09

10.10	Registrant’s Form of Restated Founder’s Restricted Stock Purchase Agreement. (1)	S-1	333-71048	10/05/01	10.01

10.11	Restricted Common Stock Purchase Agreement by and between OneSecure, Inc. and Nir Zuk dated as of February 18, 2000.	8-K	000-33387	10/03/02	99.04

10.12	Restricted Common Stock Purchase Agreement by and between OneSecure, Inc. and Rakesh K. Loonkar dated as of February 18, 2000.	8-K	000-33387	10/03/02	99.05

10.13	Registrant’s Form of Offer Letter for executive officers. (1)	S-1	333-71048	10/05/01	10.06

10.14	Offer Letter to Nir Zuk dated August 22, 2002. (1)(2)	8-K	000-33387	10/03/02	99.02

10.15	Offer Letter to Rakesh K. Loonkar dated August 22, 2002. (1)(2)	8-K	000-33387	10/03/02	99.03

10.16	Form of Noncompetition Agreement by and between the Registrant and each of Nir Zuk and Rakesh K. Loonkar dated August 22, 2002.	8-K	000-33387	10/03/02	99.10

10.17	Form of Indemnity Agreement to be entered into by and between the Registrant and each executive officer and director.	S-1	333-71048	10/05/01	10.07

10.18	Form of Promissory Notes from executive officers to the Registrant made in connection with exercise of options.	S-1	333-71048	10/05/01	10.08

10.19	Manufacturing Agreement by and between Flash Electronics, Inc. and the Registrant dated January 3, 2002. (2)	10-Q	000-33387	02/14/02	10.01

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.20	Master Lease Agreement by and between Comdisco, Inc. and the Registrant dated October 27, 1998.	S-1	333-71048	10/05/01	10.10

10.21	Software and License Agreement by and between Information Resource Engineering, Inc. (now SafeNet, Inc.) and the Registrant dated June 30, 2000.	S-1	333-71048	10/05/01	10.12

10.22	Lease Agreement by and between Ariba, Inc. and the Registrant dated October 18, 2002.	—	—	—	—	X

10.23	Sublease Agreement by and between Philips Electronics North America Corporation and the Registrant dated September 29, 2000.	S-1	333-71048	10/05/01	10.13

10.24	Purchase/Service Agreement by and between Avaya, Inc. and the Registrant dated November 21, 2000.	S-1	333-71048	10/05/01	10.14

10.25	Manufacturing Agreement by and between A-Plus Manufacturing Corporation (now Solectron Corporation) and the Registrant dated December 15, 2000. (1)	S-1	333-71048	10/05/01	10.15

10.26	Loan and Security Agreement by and between GATX Ventures, Inc. and the Registrant dated April 13, 2001.	S-1	333-71048	10/05/01	10.16

10.27	Amendment #1 to Software License Agreement by and between Information Resource Engineering, Inc. (now SafeNet, Inc.) and the Registrant dated June 22, 2001.	S-1	333-71048	10/05/01	10.17

10.28	Amendment #2 to Software License Agreement by and between SafeNet, Inc. and the Registrant dated December 26, 2001. (3)	—	—	—	—	X

10.29	International Customer Agreement by and between IBM Global Services and the Registrant dated July 25, 2001.	S-1	333-71048	10/05/01	10.18

10.30	Master Loan and Security Agreement by and between Wells Fargo Equipment Finance, Inc. and the Registrant dated August 17, 2001.	S-1	333-71048	10/05/01	10.19

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Ernst & Young LLP, Independent Auditors.	—	—	—	—	X

(1)	Represents a management contract or compensatory plan or arrangement.
(2)
Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from the respective filing and were filed separately with the Securities and Exchange Commission.

(3)	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(b)    Reports on Form 8-K

On October 3, 2002, Registrant filed a Current Report on Form 8-K under Item 2 (Acquisition or Disposition of Assets) reporting its September 18, 2002 acquisition of OneSecure, Inc.

On November 27, 2002, Registrant filed an amendment to its October 3, 2002 Current Report on Form 8-K to file required financial statements under Item 7 (Financial Statements and Exhibits).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 30th day of December, 2002.

NETSCREEN TECHNOLOGIES, INC.
By:	/s/ ROBERT D. THOMAS
Robert D. Thomas President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
Principal Executive Officer:

/s/ ROBERT D. THOMAS	President, Chief Executive Officer	December 30, 2002
Robert D. Thomas	and Director

Principal Financial Officer and Principal Accounting Officer:

/s/ REMO E. CANESSA	Chief Financial Officer	December 30, 2002
Remo E. Canessa	and Corporate Secretary
Additional Directors:

/s/ FENG DENG	Vice President of Engineering	December 30, 2002
Feng Deng	and Director

/s/ ALAN L. EARHART	Director	December 30, 2002
Alan L. Earhart
/s/ MICHAEL L. GOGUEN	Director	December 30, 2002
Michael L. Goguen
/s/ KATHERINE M. JEN	Director	December 30, 2002
Katherine M. Jen
/s/ FRANK J. MARSHALL	Director	December 30, 2002
Frank J. Marshall
/s/ THOMAS F. MENDOZA	Director	December 30, 2002
Thomas F. Mendoza
/s/ VICTOR E. PARKER, JR.	Director	December 30, 2002
Victor E. Parker, Jr.

CERTIFICATION PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, ROBERT D. THOMAS, certify that:

1.    I have reviewed this annual report on Form 10-K of NetScreen Technologies, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002
By:	/s/ ROBERT D. THOMAS
Robert D. Thomas President, Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, REMO E. CANESSA, certify that:

1.    I have reviewed this annual report on Form 10-K of NetScreen Technologies, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002	By:	/s/ REMO E. CANESSA
Remo E. Canessa Chief Financial Officer

NETSCREEN TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Ernst & Young LLP, Independent Auditors	50
Consolidated Balance Sheets as of September 30, 2002 and 2001	51
Consolidated Statements of Operations for the years ended September 30, 2002, 2001 and 2000	52
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency) for the years ended September 30, 2002, 2001 and 2000	53
Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000	55
Notes to Consolidated Financial Statements	57

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NetScreen Technologies, Inc.

We have audited the accompanying consolidated balance sheets of NetScreen Technologies, Inc. as of September 30, 2002 and 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetScreen Technologies, Inc. at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/     ERNST & YOUNG LLP

San	Jose, California
October	23, 2002

NETSCREEN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$11,153	$11,505
Short-term investments	238,711	6,150
Restricted cash	1,611	3,236
Accounts receivable, net of allowances for doubtful accounts and sales returns of $7,784 and $5,184 at September 30, 2002 and 2001	18,046	16,355
Inventories	2,249	1,877
Other current assets	5,231	2,814

Total current assets	277,001	41,937
Property and equipment	6,264	6,186
Restricted cash	—	1,377
Intangible assets	5,759	—
Goodwill	56,807	—
Other assets	853	701

Total assets	$346,684	$50,201

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency)
Current liabilities:
Accounts payable	$5,027	$4,586
Accrued expenses	11,452	6,977
Accrued compensation	6,909	4,632
Accrued income taxes	1,865	164
Deferred revenue	26,150	15,737
Current portion of restructuring liabilities	541	—
Current portion of debt and capital lease obligations	1,761	1,511

Total current liabilities	53,705	33,607

Restructuring liabilities, less current portion	2,577	—
Long-term portion of debt and capital lease obligations	1,513	2,663

Commitments and contingencies

Redeemable convertible preferred stock, $0.001 per value, issuable in series:
Authorized shares—none at September 30, 2002; 33,600,000 at September 30, 2001
Issued and outstanding shares—none at September 30, 2002; 32,473,082 at September 30, 2001	—	56,542
Stockholders’ equity (net capital deficiency):
Preferred stock, $0.001 par value:
Authorized shares—10,000,000 at September 30, 2002; none at September 30, 2001
Issued and outstanding shares: none at September 30, 2002 and 2001	—	—
Common stock, $0.001 par value:
Authorized shares—500,000,000 and 100,000,000 at September 30, 2002 and 2001
Issued and outstanding shares—77,893,007 and 23,780,742 at September 30, 2002 and 2001	78	24
Additional paid-in capital	464,524	105,267
Accumulated deficit	(132,550)	(91,436)
Accumulated other comprehensive gain	501	—
Deferred stock compensation	(42,162)	(54,895)
Stockholders’ notes receivable	(1,502)	(1,571)

Total stockholders’ equity (net capital deficiency)	288,889	(42,611)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (net capital deficiency)	$346,684	$50,201

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended September 30,
	2002	2001	2000
Revenues:
Product	$113,943	$71,197	$23,438
Maintenance and service	24,539	14,366	3,146

Total revenues	138,482	85,563	26,584

Cost of revenues:
Product (1) (2)	28,729	22,128	6,578
Maintenance and service (1)	7,872	3,668	1,797

Total cost of revenues	36,601	25,796	8,375

Gross margin	101,881	59,767	18,209

Operating expenses:
Research and development (1) (2)	32,845	25,595	14,365
Sales and marketing (1) (2)	63,914	54,784	27,536
General and administrative (1)	16,796	11,611	9,786

Total operating expenses	113,555	91,990	51,687

Loss from operations	(11,674)	(32,223)	(33,478)
Interest expense	(470)	(258)	(202)
Interest and other income	3,831	1,344	659

Loss before income taxes	(8,313)	(31,137)	(33,021)
Provision for income taxes	(4,058)	(168)	—

Net loss	(12,371)	(31,305)	(33,021)
Deemed dividend on Series E and F redeemable convertible preferred stock	(28,743)	(2,923)	(699)

Net loss applicable to common stockholders	$(41,114)	$(34,228)	$(33,720)

Basic and diluted net loss per share applicable to common stockholders	$(0.68)	$(2.05)	$(2.82)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	60,564	16,696	11,954

(1) Includes stock-based compensation of the following:
Cost of product revenues	$1,644	$1,405	$991
Cost of maintenance and service revenues	1,017	1,210	671
Research and development	7,665	6,376	4,082
Sales and marketing	11,116	9,348	5,993
General and administrative	2,817	704	3,003

Total stock-based compensation	$24,259	$19,043	$14,740

(2) Includes amortization of intangible assets of the following:
Cost of product revenues	$31
Research and development	4
Sales and marketing	6

Total amortization of intangible assets	$41

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY)
(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain	Deferred Stock Compensation	Stockholders’ Notes Receivable	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at September 30, 1999	22,896,786	$16,497	18,043,906	$18	$20,598	$(23,488)	$—	$(8,457)	$(364)	$(11,693)
Repurchase of founder’s stock	—	—	(733,334)	(1)	(1)	—	—	—	—	(2)
Issuance of Series E convertible preferred stock at $3.82 per share, net of issuance costs of $101	9,576,296	36,433	—	—	—	—	—	—	—	—
Deemed dividend on Series E convertible preferred stock	—	699	—	—	—	(699)	—	—	—	(699)
Issuance of common stock under stock option plan at $0.0005 to $2.50	—	—	6,990,774	7	2,930	—	—	—	(1,476)	1,461
Issuance of common stock upon exercise of nonplan stock options at $0.0005 to $0.75	—	—	490,000	1	255	—	—	—	(210)	46
Repurchase of common stock	—	—	(122,500)	—	(30)	—	—	—	—	(30)
Compensation expense for options to consultants	—	—	—	—	1,515	—	—	—	—	1,515
Deferred stock compensation	—	—	—	—	101,073	—	—	(101,073)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	14,740	—	14,740
Reversal of deferred compensation for terminated employees	—	—	—	—	(13,613)	—	—	13,613	—	—
Net loss and other comprehensive loss	—	—	—	—	—	(33,021)	—	—	—	(33,021)

Balance at September 30, 2000	32,473,082	53,629	24,668,846	25	112,727	(57,208)	—	(81,177)	(2,050)	(27,683)
Issuance costs of Series E convertible preferred stock	—	(10)	—	—	—	—	—	—	—	—
Deemed dividend on Series E convertible preferred stock	—	2,923	—	—	—	(2,923)	—	—	—	(2,923)
Issuance of common stock under stock option plan at $0.075 to $5.00	—	—	69,582	—	129	—	—	—	—	129
Issuance of common stock upon exercise of nonplan stock options at $0.50	—	—	30,000	—	15	—	—	—	—	15
Repurchase of common stock	—	—	(987,686)	(1)	(476)	—	—	—	399	(78)
Repayment of stockholder’s note	—	—	—	—	—	—	—	—	80	80
Issuance of warrants in connection with debt arrangements	—	—	—	—	111	—	—	—	—	111
Deferred stock compensation	—	—	—	—	6,804	—	—	(6,804)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	19,043	—	19,043
Reversal of deferred stock compensation for terminated employees	—	—	—	—	(14,043)	—	—	14,043	—	—
Net loss and other comprehensive loss	—	—	—	—	—	(31,305)	—	—	—	(31,305)

Balance at September 30, 2001	32,473,082	56,542	23,780,742	24	105,267	(91,436)	—	(54,895)	(1,571)	(42,611)

NETSCREEN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY)—(Continued)
(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain	Deferred Stock Compensation	Stockholders’ Notes Receivable	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at September 30, 2001	32,473,082	$56,542	23,780,742	$24	$105,267	$(91,436)	$—	$(54,895)	$(1,571)	$(42,611)
Issuance of Series F convertible preferred stock at $5.21 per share, net of issuance cost of $278	5,762,502	29,722	—	—	—	—	—	—	—	—
Deemed dividend on Series E and F convertible preferred stock	—	28,743	—	—	—	(28,743)	—	—	—	(28,743)
Issuance of common stock in initial public offering at $16.00 per share, net of issuance costs of $15,361	—	—	11,500,000	12	168,627	—	—	—	—	168,639
Conversion of redeemable convertible preferred stock into common stock	(38,235,584)	(115,007)	38,235,584	38	114,969	—	—	—	—	115,007
Issuance of common stock and stock options in connection with the acquisition OneSecure, Inc.			3,185,978	3	59,600	—	—	(587)	(7)	59,009
Issuance of common stock under stock option plans at $0.13 to $6.00	—	—	1,038,600	1	2,678	—	—	—	—	2,679
Issuance of common stock upon exercise of nonplan stock options at prices ranging from $0.50 to $5.00	—	—	62,000	—	59	—	—	—	—	59
Issuance of common stock under employee stock purchase plan at $8.36	—	—	86,360	—	722	—	—	—	—	722
Tax benefits from employee stock option plans	—	—	—	—	1,295	—	—	—	—	1,295
Issuance of common stock upon net exercise of warrants	—	—	111,884	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(108,141)	—	(56)	—	—	—	—	(56)
Repayment of stockholders’ notes	—	—	—	—	—	—	—	—	76	76
Compensation expense related to accelerated vesting of stock options	—	—	—	—	360	—	—	—	—	360
Compensation expense related to stock options granted to consultant	—	—	—	—	64	—	—	—	—	64
Deferred stock compensation	—	—	—	—	13,461	—	—	(13,461)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	24,259	—	24,259
Reversal of deferred stock compensation for terminated employees	—	—	—	—	(2,522)	—	—	2,522	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(12,371)	—	—	—	(12,371)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	501	—	—	501

Comprehensive loss	—	—	—	—	—	—	—	—	—	(11,870)

Balance at September 30, 2002	—	$—	77,893,007	$78	$464,524	$(132,550)	$501	$(42,162)	$(1,502)	$288,889

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2002	2001	2000
Operating activities
Net loss	$(12,371)	$(31,305)	$(33,021)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,402	2,172	686
Net loss on disposal of property and equipment	654	—	199
Amortization of deferred stock compensation	24,259	19,043	14,740
Tax benefits from employee stock option plans	1,295	—	—
In-process research and development charge	200	—	—
Compensation expense for options granted to consultants	64	—	1,515
Compensation expense related to accelerated vesting of stock options	360	—	—
Compensation expense related to warrants issued in connection with debt arrangements	33	23	—
Changes in operating assets and liabilities:
Accounts receivable (net of allowances)	(1,414)	(5,819)	(8,311)
Inventories	(299)	(78)	(1,043)
Other current assets	(1,743)	(1,558)	(1,001)
Other assets	43	(257)	(154)
Accounts payable	(1,141)	(1,354)	4,856
Accrued expenses	4,218	3,287	2,809
Accrued compensation	2,083	2,730	1,063
Accrued income taxes	1,701	164	—
Deferred revenue	10,340	6,101	7,624

Net cash provided by (used in) operating activities	31,684	(6,851)	(10,038)

Investing activities
Purchase of property and equipment	(3,366)	(5,605)	(1,653)
Cash used in business combination, net of cash acquired	(600)	—	—
Purchases of short-term investments	(372,427)	(19,850)	(6,200)
Maturities of short-term investments	140,367	19,500	400

Net cash used in investing activities	(236,026)	(5,955)	(7,453)

Financing activities
Proceeds from borrowing arrangements	944	3,325	5
Principal payments on debt and capital lease obligations	(1,858)	(642)	(300)
Restricted cash	3,063	(4,577)	—
Proceeds from initial public offering of common stock, net	168,639	—	—
Proceeds from issuance of common stock under stock option and stock purchase plans, net of repurchases	3,404	66	1,477
Proceeds from issuance of redeemable convertible preferred stock, net	29,722	(10)	36,433
Repayment of stockholders’ notes	76	80	—
Repurchase of founder’s stock	—	—	(2)

Net cash provided by (used in) financing activities	203,990	(1,758)	37,613

Net increase (decrease) in cash and cash equivalents	(352)	(14,564)	20,122
Cash and cash equivalents at beginning of period	11,505	26,069	5,947

Cash and cash equivalents at end of period	$11,153	$11,505	$26,069

NETSCREEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended September 30,
	2002	2001	2000
Supplemental disclosures of cash flow information
Cash paid for interest	$509	$213	$176
Cash paid for taxes	$1,089	$—	$—

Supplemental schedule of noncash investing and financing activities
Property and equipment acquired under capital lease	$—	$490	$526
Issuance of warrants in connection with debt arrangements	$—	$111	$—
Issuance of common stock for business combination	$59,009	$—	$—
Deferred stock compensation related to options issued below fair market value	$13,461	$6,804	$101,073
Reversal of deferred stock compensation for terminated employees	$2,522	$14,043	$13,613
Deemed dividends on Series E and F preferred stock	$28,743	$2,923	$699
Conversion of preferred stock to common stock	$115,007	$—	$—

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and Summary of Significant Accounting Policies

The Company

NetScreen Technologies, Inc. (the “Company” or “NetScreen”) was incorporated in Delaware on October 30, 1997. NetScreen develops, markets and sells a broad family of integrated network security solutions. NetScreen’s solutions provide key security technologies, such as virtual private network, denial of service protection, firewall and intrusion detection and prevention, in a line of easy-to-manage security systems and appliances.

NetScreen’s firewall and VPN systems and appliances deliver integrated firewall, virtual private network and denial of service protection capabilities in a single device using our proprietary application specific integrated circuits, referred to as the GigaScreen and GigaScreen II ASICs, and proprietary security operating systems and applications, referred to as ScreenOS. In addition, the Company’s family of intrusion detection and prevention appliances run a secure version of the Linux operating system and use proprietary software and multiple detection methods to identify network and application attacks and prevent them from reaching mission-critical resources.

The Company’s security systems and appliances can be centrally managed with flexible management software. For the Company’s firewall and VPN systems and appliances, the Company’s NetScreen Global-PRO and Global-PRO Express enable secure, scalable monitoring of devices, network traffic and security events and policy administration. For the Company’s IDP appliances, the Company’s NetScreen-IDP Manager gives administrators control over which traffic the IDP appliance should examine and how it should respond when intrusions are detected.

Recent Events

The Company completed the sale of a total of 11,500,000 shares of common stock in December 2001 in an initial public offering (“IPO”) at a price of $16.00 per share. The Company received net proceeds of approximately $168.6 million upon the consummation of the IPO. See Note 10 “Stockholders’ Equity” for additional details.

On September 18, 2002, the Company acquired OneSecure, Inc. (“OneSecure”), a developer of intrusion detection and prevention technology for a total purchase price of $60.3 million. The transaction was accounted for under the purchase method of accounting. The consolidated results of operations include OneSecure’s results of operations from September 18, 2002. See Note 4 “Business Combination” for additional details.

Accounting Policies

Revenue recognition

The Company derives revenues primarily from sales of its hardware-based security systems and appliances and maintenance arrangements, and, to a lesser extent, from sales of software products and services. The Company generally recognizes revenues when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is probable. For newly introduced technically complex products, the Company defers revenues from the sale of these products until they have successfully performed in the marketplace and sales returns are not unusually high. The determination of which products are complex, and the timing of the end of deferral for particular products, can be expected to vary.

The Company defers revenues on sales to its distributors until the distributor has sold the products to its customers. The Company’s agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the prices of the Company’s products. The Company’s agreements with value-added resellers typically do not include stock rotation or price protection rights. At the time of shipment to value-added resellers, the Company reserves for estimated returns and exchanges. These revenue reserves are estimated and adjusted periodically based on historical rates of returns and allowances, inventory levels for value-added resellers that submit inventory or sell-through reports, the volume of sales to value-added resellers that the Company ships directly to end customers, and for sales to value-added resellers that do not submit inventory or sell-through reports, accounts receivable balances, payment history and other related factors.

The Company defers a portion of its product revenues based on the value of certain maintenance arrangements included with each product sale and recognizes these revenues over the applicable maintenance period. The Company also derives a portion of its revenues from sales of separate extended maintenance arrangements. The Company sells extended hardware maintenance, faster hardware replacements for defective units, software maintenance as well as world-wide technical support with access 24 hours a day, seven days a week. These arrangements are sold as a bundle or as separate support offerings providing only hardware maintenance, technical support or software maintenance. For bundled arrangements, revenue is allocated among the elements at the time of sale based on their fair values as determined by the prices charged by the Company when each element is sold separately (renewal rate). Revenue from extended maintenance arrangements is recognized over the period of coverage purchased by the customer.

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

Warranty obligations

The Company’s hardware products carry a one-year warranty that includes factory repair services or replacement parts as needed. The Company accrues estimated expenses for warranty obligations at the time that products are shipped based on historical product repair and replacement information.

Valuation of Long-Lived Assets Including Goodwill and Other Intangible Assets

The Company reviews property, plant and equipment, goodwill and other intangible assets for impairment whenever events or circumstances indicate the carrying amount of the assets may not be recoverable. The

Company’s review of goodwill and other intangible assets is based on the estimated future cash flows the assets are expected to generate. The Company’s review is based on its best estimate of a variety of factors, including future market growth, forecasted revenues and costs and a strategic review of its business and operations. In the event the Company determines that an asset is impaired in the future, an adjustment to the value of the asset would be charged to earnings in the period such determination is made.

Principles of consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions have been eliminated.

Foreign currency transactions

Foreign currency transactions of foreign operations are measured using U.S. dollars as the functional currency. Accordingly, monetary accounts (principally cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Accounts related to operations and non-monetary balance sheet items are remeasured at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations and were immaterial for all periods presented.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts have been reclassified to conform to the current presentation.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximated fair value at September 30, 2002 and 2001.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company places all of its cash equivalents with high credit-rated issuers. Carrying amounts of financial instruments held by the Company, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration. The Company performs ongoing credit evaluations of its customers, generally requires customers to prepay for maintenance and maintains reserves for potential losses. The Company’s customer base is primarily composed of businesses throughout the United States, Europe and Asia.

Capitalized software

        The Company capitalizes eligible software costs as products achieve technological feasibility, subject to net realizable value considerations. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. Development costs incurred after the establishment of technological feasibility have not been material and, therefore, have been expensed.

Advertising costs

The Company’s policy is to expense advertising costs as incurred. The Company’s advertising costs were approximately $630,000, $4.3 million and $3.4 million for the years ended September 30, 2002, 2001 and 2000, respectively.

Stock-based compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Expenses associated with stock-based compensation are being amortized ratably over the vesting periods of the individual awards consistent with the method described in FASB Interpretation No. 28. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Options granted to consultants and other non-employees are accounted for in accordance with Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services,” and valued using the Black-Scholes method prescribed by SFAS 123. The options are subject to periodic revaluation over their vesting periods.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”), which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 established new standards for goodwill, including the elimination of goodwill amortization, which has been replaced with methods of periodically evaluating goodwill for impairment. The Company adopted this statement during the first quarter of fiscal 2002. The adoption of this pronouncement did not have a material impact on the Company’s operating results or financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 superseded Statement of Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board No. 30. The Company adopted SFAS 144 during the second quarter of fiscal 2002. The adoption of this pronouncement did not have a material impact on the Company’s operating results or financial position.

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning December 15, 2001. This release requires that cash consideration (including sales incentives) that we give our customers or resellers should be accounted for as a reduction of revenue unless we receive a benefit that is identifiable and that can be reasonably estimated. The Company adopted this release as of January 1, 2002. The adoption of this release did not have a material impact on the Company’s total revenues.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue no. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal is approved. The Company will adopt this pronouncement on January 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the Company’s operating results or financial position.

2.     Balance Sheet Details

Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market value. The valuation of inventories at the lower of standard cost or market value requires the use of estimates regarding the amount of inventory that will be sold and the prices at which current inventory will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers.

Inventories consisted of the following (in thousands):

	September 30,
	2002	2001
Raw materials	$539	$709
Finished goods	1,710	1,168

	$2,249	$1,877

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment of one to three years. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the assets.

Property and equipment consisted of the following (in thousands):

	September 30,
	2002	2001
Computers and equipment	$9,631	$7,184
Software	1,324	1,026
Furniture and fixtures	545	564
Leasehold improvements	530	601

	12,030	9,375
Accumulated depreciation and amortization	(5,766)	(3,189)

	$6,264	$6,186

Property and equipment included assets under equipment financing arrangements totaling approximately $4,833,000 and $4,973,000 at September 30, 2002 and 2001, respectively. The accumulated depreciation related to assets under equipment financing arrangements was approximately $2,881,000 and $1,832,000 at September 30, 2002 and 2001, respectively.

Intangible Assets

Intangible assets at September 30, 2002 are carried at cost less accumulated amortization. Amortization of intangible assets is computed using the straight-line method over their expected useful lives ranging from three to ten years. Intangible assets, at September 30, 2002, consisted of the following (in thousands):

Intangible assets	$5,800
Accumulated amortization	(41)

$5,759

Comprehensive Gain

Comprehensive gain and loss includes certain unrealized gains and losses that are recorded as a component of stockholders’ equity and excluded from the determination of net loss. The Company’s only component of accumulated other comprehensive gain was an unrealized gain on investments in the year ended September 30, 2002. The unrealized gain was approximately $501,000 as of September 30, 2002. Comprehensive gains and losses were not material for the years ended September 30, 2001 and 2000.

3.     Net Loss Per Share

In accordance with SFAS 128, “Earnings Per Share,” basic net loss per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share would give effect to any dilutive effect of common stock equivalents consisting of convertible preferred stock, stock options and warrants (using the treasury method). Potentially dilutive securities have been excluded from the Company’s diluted net loss per share computations as their inclusion would be antidilutive. The total number of shares excluded from the computations of diluted net loss per share were approximately 12,614,000, 41,554,000 and 37,097,000 and for the years ended September 30, 2002, 2001 and 2000, respectively.

The following table presents the calculation of historical basic and diluted net loss per share applicable to common stockholders (in thousands, except per share amounts):

	Year Ended September 30,
	2002	2001	2000
Net loss applicable to common stockholders	$(41,114)	$(34,228)	$(33,720)

Basic and diluted:
Weighted-average shares of common stock outstanding	63,427	24,247	20,811
Less weighted-average shares subject to repurchase(1)	(2,863)	(7,551)	(8,857)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	60,564	16,696	11,954

Basic and diluted net loss per share applicable to common stockholders	$(0.68)	$(2.05)	$(2.82)

(1)
The weighted-average shares subject to repurchase represent unvested shares. Employees purchased shares by exercising options before the options had vested. In addition, shares of common stock purchased by the founders are subject to vesting. The unvested shares are subject to a right of repurchase by the Company at the initial purchase price if the employee forfeits the shares before the employee satisfies the service requirement, generally four years.

4.    Business Combination

On September 18, 2002, the Company completed its acquisition of OneSecure, a developer of intrusion protection and detection technology. The acquisition of OneSecure expanded NetScreen’s product portfolio to include an intrusion detection and prevention device, and allows NetScreen to enter the intrusion detection system market. The preliminary purchase price was $60.3 million and the transaction has been accounted for as a purchase. NetScreen exchanged 3.2 million shares of its common stock with a fair value of $43.7 million for all of the outstanding stock of OneSecure. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock from two days before to two days after the date the transaction was announced, which was $13.71 per share. NetScreen also assumed all of the outstanding stock options of OneSecure, which were converted into options to purchase approximately 349,000 shares of the Company’s common stock, and issued options to purchase 1.4 million shares of NetScreen common stock with an exercise price of $11.65 per share in connection with the transaction. The fair value of the stock options assumed and issued in connection with the transaction, net of deferred stock compensation, was approximately $15.9 million. The options were valued using the Black-Scholes option pricing model using a volatility factor of 80%, expected lives of two to five years, a risk-free interest rate of 4.3% and a per share market value of $13.71 as described above. The total purchase price also includes an estimate of the direct costs associated with the transaction totaling approximately $716,000.

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management, and other information compiled by management, including independent valuations, prepared by independent valuation specialists, that utilize established valuation techniques appropriate for the high technology industry. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be reviewed periodically for impairment.

A summary of the total preliminary purchase price is as follows (in thousands):

Common stock	$43,687
Outstanding OneSecure stock options, net of deferred stock compensation	2,588
NetScreen stock options issued in connection with the transaction	13,328
Estimated direct costs of the acquisition	716

Total purchase price	$60,319

The total preliminary purchase price has been allocated as follows (in thousands):

Equipment	$728
Other assets and liabilities, net	897
Restructuring liabilities	(3,118)
Accounts payable	(1,582)

Fair value of net liabilities assumed	(3,075)

In-process research and development	200
Purchased technology	2,450
Technology patent application	2,550
Non-compete agreements	550
Value-added reseller relationships	250
Goodwill	56,807
Deferred stock compensation	587

Total purchase price	$60,319

OneSecure was a loss company through the acquisition date. The potential value of the combined companies, products and technologies contributed to a purchase price that resulted in the recognition of goodwill. The total purchase price is preliminary and is subject to change as the Company obtains additional information concerning direct costs of the acquisition and fair values of the liabilities of OneSecure.

Intangible assets

Of the total purchase price, $5.8 million was allocated to intangible assets, including purchased technology, technology patent application, non-compete agreements and value-added reseller relationships. All of the intangible assets were valued using the income approach, which measures present worth and anticipated future benefits of the intangible asset. This approach calculates the value of the intangible asset as being the present value of the after tax cash flows potentially attributable to it, net of adjustments made to account for the replacement and obsolescence of technology and a fair rate of return on other assets that contribute to the income stream attributable to the intangible asset.

Purchased technology consists of products that have reached technological feasibility and includes OneSecure’s intrusion protection and detection product line. Technology patent application consists of OneSecure’s patent applications for products whose concept and design are under development. NetScreen is amortizing the fair value of the purchased technology and technology patent application on a straight-line basis over useful lives of five and ten years, respectively. Value-added reseller relationships represent the value of OneSecure’s existing contracts with value-added resellers. NetScreen is amortizing the fair value of value-added reseller relationships on a straight-line basis over a useful life of five years. Non-compete agreements represent the value of non-compete agreements signed by key executives of OneSecure. NetScreen is amortizing the fair value of non-compete agreements on a straight-line basis over a useful life of three years.

In-process research and development

Of the total purchase price, approximately $200,000 was allocated to in-process research and development and was included in research and development in the consolidated statement of operations in the quarter ended September 30, 2002. This amount represents the fair value of projects that have not reached technological feasibility and which had no alternative future use.

Deferred stock compensation

Unvested stock options with an intrinsic value of approximately $587,000 have been allocated to deferred stock compensation and are being amortized to expense on a straight-line basis over the vesting period. Options assumed in connection with the acquisition had exercise prices of $5.34 and $10.98 per share, with a weighted exercise price of $10.92 per share and a weighted average remaining contractual life of approximately 5.6 years. Options to purchase a total of approximately 349,000 shares of NetScreen common stock were assumed. All stock options assumed were exercisable and options to purchase approximately 67,000 shares of NetScreen common stock assumed were vested.

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of NetScreen and OneSecure as if the acquisition had occurred on October 1, 2000. The unaudited pro forma financial information for 2002 was derived from NetScreen’s audited statement of operations for the year ended September 30, 2002 and OneSecure’s unaudited statement of operations for the period October 1, 2001 to September 18, 2002 (the date the acquisition was completed). Due to different fiscal years, the unaudited pro forma financial information for 2001 was derived from NetScreen’s audited consolidated statement of operations for the year ended September 30, 2001 and OneSecure’s audited statement of operations for the year ended December 31, 2001. Due to different fiscal years, OneSecure’s results of operations for the three months ended December 31, 2001 have been included in the unaudited pro forma information for both 2001 and the year ended

September 30, 2002. OneSecure’s unaudited net loss was $2.9 million in the three months ended December 31, 2001. During the three months ended December 31, 2001, OneSecure’s unaudited results of operations were a net loss of $2.9 million. During this period, OneSecure incurred $2.8 million of operating expenses and had no revenues.

Adjustments of $1.0 million have been made to the combined results of operations for both 2002 and 2001, reflecting the amortization of the intangible assets acquired and deferred stock compensation associated with the OneSecure stock options assumed by NetScreen. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average of outstanding common stock of NetScreen during the periods presented, plus the number of shares of NetScreen common stock issued to complete the acquisition as of the acquisition had occurred on October 1, 2000. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that NetScreen would have reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Year Ended
	2002	2001
Revenues	$139,482	$86,337
Net loss applicable to common stockholders	$(55,188)	$(68,184)
Basic and diluted net loss per share applicable to common stockholders	$(0.87)	$(3.43)

The pro forma financial information for the year ended 2001 includes non-recurring restructuring and asset impairment costs incurred by OneSecure of $6.1 million and $3.0 million, respectively.

5.    Financial Instruments

Investments, including cash equivalents, restricted cash and short-term investments were as follows (in thousands):

	September 30,
	2002	2001
Money market and mutual funds	$8,485	$2,030
Commercial paper	75,635	—
U.S. government securities	40,626	7,223
Municipal bonds and notes	122,450	6,150

Total investments	247,196	15,403
Amounts classified as cash equivalents and restricted cash	(8,485)	(9,253)

Total short-term investments	$238,711	$6,150

Maturities of short-term investments as of September 30, 2002 were as follows:

Due within one year	$211,919
Due between one year and two years	26,792

Total short-term investments	$238,711

Unrealized gains on available-for-sale securities at September 30, 2002 were $501,000. Unrealized gains at September 30, 2001 were immaterial.

Restricted cash

As of September 30, 2002 and 2001, the Company had $1.6 million and $4.6 million, respectively, as collateral for an irrevocable standby letter of credit in connection with a facility lease.

6.    Long-Term Debt and Capital Lease Obligations

In October 1998, the Company entered into a $318,000 (later adjusted to $404,000) equipment leasing arrangement. During the year ended September 30, 2000, the Company expanded the equipment leasing arrangement by an additional $500,000. As of September 30, 2002, there was no availability for future purchases of equipment under this leasing arrangement and $176,000 was outstanding.

In February 2001, the Company entered into an equipment leasing arrangement of $514,000. The lease is payable in monthly installments of principal and interest of approximately $15,000 through February 2004. As of September 30, 2002, $239,000 was outstanding under this arrangement.

In April 2001, the Company entered into a loan and security agreement for $3.5 million. Under the agreement, the Company may borrow amounts to finance eligible equipment purchases. The lender has a security interest in the purchased equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 3.75% and are payable in equal monthly installments over a three-year term. A final payment equal to 9% of the amount borrowed is due at the end of the three-year term, has been treated as an additional finance charge and is being amortized over the term of the loan. The Company is not required to meet any financial covenants under this agreement. The commitment terminated on November 30, 2001. As of September 30, 2002, the Company had borrowed $2.0 million at an annual interest rate of 8.2% under this agreement, of which approximately $1.2 million was outstanding.

In August 2001, the Company entered into a loan and security agreement for $3.0 million. Under the agreement, the Company could borrow amounts to finance eligible equipment purchases. The lender has a security interest in the purchased equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 9.5% and are payable in equal monthly installments over terms ranging from 33 to 36 months. The Company is required to maintain an unrestricted cash balance of $11.0 million while borrowings are outstanding under the agreement. The commitment terminated on November 30, 2001. As of September 30, 2002, the Company had borrowed $1.3 million at an annual interest rate of 13.8% and approximately $944,000 at an annual interest rate of 13.3% under this arrangement. The total amount outstanding under this arrangement was approximately $1.6 million as of September 30, 2002.

Equipment acquired under these arrangements has been included in Property and Equipment on the accompanying balance sheet.

Future principal payments under debt and capital lease obligations are as follows (in thousands):

Year ending September 30:
2003	$1,761
2004	1,513

Total future principal payments	$3,274

7.    Commitments and Contingencies

Commitments

The Company leases its office facilities under noncancelable operating leases expiring at various dates through October 2004.

In August 2000, the Company entered into a lease for approximately 51,000 square feet of office space in Sunnyvale, California, which commenced on January 21, 2001 and will terminate on February 14, 2003. The related cost of the lease is approximately $270,000 per month. The lease is secured by a $1.6 million irrevocable standby letter of credit as of September 30, 2002.

Rent expense was approximately $4.3 million, $3.4 million and $1.2 million for the years ended September 30, 2002, 2001 and 2000, respectively.

The Company has entered into several leases for domestic and foreign sales office facilities. The leases expire at various dates through October 2004. The related cost of the leases is approximately $173,000 per month.

Future minimum lease payments under noncancelable operating leases at September 30, 2002 were as follows (in thousands):

Year ending September 30:
2003	$2,325
2004	339
2005	18

Total minimum payments	$2,682

Flash Electronics, Inc. manufactures, assembles and tests the NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-204, NetScreen-208 and NetScreen-IDP 100 products. Solectron Corporation manufactures, assembles and tests the NetScreen-5200, NetScreen-5400, NetScreen-1000, NetScreen-500, NetScreen-5XP and NetScreen-5XT products. The Company purchases from these manufacturers on a purchase order basis and does not have a long-term supply contract. At September 30, 2002, the Company had noncancelable purchase orders of $5.0 million to Flash Electronics, Inc. and Solectron Corporation.

Contingencies

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse affect on its consolidated financial position, results of operations, or cash flows.

8.    Restructuring Liabilities

The Company acquired OneSecure, Inc. in September 2002. In connection with the acquisition, the Company assumed noncancelable operating leases for domestic sales offices which were not occupied by OneSecure and which will not be occupied by NetScreen. In addition, the Company assumed the noncancelable operating lease for OneSecure’s headquarters in Sunnyvale, California, which is a duplicate facility. The Company has recorded a restructuring liability for the net present value of these leases, net of expected sublease income, for the periods these facilities will be unoccupied. The liability for the net present value of future net lease payments for the excess facilities, discounted at a 6.5% borrowing rate, will decrease as required lease payments are made as follows:

Year ending September 30:
2003	$541
2004	634
2005	576
2006	503
2007	420
Thereafter	444

Total net present value	$3,118

9.     Redeemable Convertible Preferred Stock

In October 2001, the Company completed the sale of 5,762,502 shares of the Company’s Series F redeemable convertible preferred stock, $0.001 par value per share, at a price of $5.2061 per share, for proceeds of $29.7 million, net of issuance costs of $278,000. The deemed fair value of the shares at the time of issuance was approximately $10.00 per share. The difference between the deemed fair value of $10.00 per share and the issue price of $5.2061 per share was accounted for as a deemed dividend totaling $27.6 million in the quarter ended December 31, 2001.

The Company’s Series E and Series F redeemable convertible preferred stock were entitled to cumulative dividends at the rate of approximately $0.31 and $.042 per share, respectively. The Company recorded deemed dividends of approximately $625,000 and $493,000 to account for the cumulative dividends on its Series E and Series F convertible preferred stock in the quarter ended December 31, 2001. The Company recorded deemed dividends of $2.9 million and $699,000 in the years ended September 30, 2001 and 2000, respectively, to account for the cumulative dividend on its Series E convertible preferred stock.

All outstanding redeemable convertible preferred stock automatically converted into an aggregate of 38,235,584 shares of common stock upon the closing of the Company’s initial public offering in December 2001. In addition, all dividend rights, as well as voting and liquidation rights, attributable to the preferred stock terminated upon the closing of the IPO.

10.    Stockholders’ Equity

Convertible Preferred Stock

As of September 30, 2002, the Company was authorized to issue up to 10,000,000 shares of convertible preferred stock with a par value of $0.001 per share. No shares were issued and outstanding at September 30, 2002.

Common Stock

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

The Company is authorized to issue up to 500,000,000 shares of common stock. As of September 30, 2002, 77,893,007 shares of common stock were issued and outstanding and common stock was reserved for future issuance as follows:

Outstanding stock options	12,614,494
Shares of common stock available for grant under stock option plans	18,014,351
Shares of common stock available for issuance under the employee stock purchase plan	913,640

31,542,485

Founders’ Shares

In October 1997, the Company issued 12,000,000 shares of common stock to its three founders for cash proceeds of $30,000. Of these shares, 2,400,000 were vested immediately, 1,200,000 shares became vested six months after the effective date of the agreement and an additional 1,200,000 shares became vested one year after the effective date of the agreement. The remaining shares vested 2.77% per month for thirty-six months. In the event a founder’s employment with the Company terminated, the Company had the right to repurchase all unvested shares from that founder at the original issuance price. During the year ended September 30, 2000, 733,334 shares were repurchased from a founder. At September 30, 2002, all shares were vested.

Warrants

In October 1998, in connection with the negotiation of a loan and equipment lease agreement, the Company granted warrants to purchase 60,952 shares of Series C convertible preferred stock at $0.53 per share and 20,960 shares of Series D convertible preferred stock at $1.14 per share to the lender. The fair value of the warrants was approximately $18,000 using the Black-Scholes option pricing model based on a risk-free interest rate of 6%, a volatility of .5, and expected lives ranging from 0 to 6 years. In January 2002, the warrants were exercised on a net basis for a total of 79,536 shares.

In April 2001, in connection with a loan and security agreement, the Company granted warrants to purchase 41,284 shares of Series E convertible preferred stock at $3.82 per share to the lender. The fair value of the warrants was approximately $191,000 using the Black-Scholes option pricing model based on a risk-free interest rate of 6%, a volatility of .9, and expected life of 10 years. The fair value of the warrants is being amortized over three years, which is the term of the related loan. In March 2002, the warrants were exercised on a net basis for a total of 32,348 shares.

As of September 30, 2002, no warrants were outstanding.

2001 Employees Stock Purchase Plan

In September 2001, the Company’s Board of Directors adopted the 2001 Employee Stock Purchase Plan (the “2001 ESPP”). The 2001 ESPP was approved by the Company’s stockholders in November 2001. The 2001 ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount and was effective on December 12, 2001, the first day on which price quotations were available for the Company’s common stock on the Nasdaq National Market. Except for the first offering period, each offering period will be for two years and will consist of four six-month purchase periods. The first offering period began December 12, 2001 and ended on April 30, 2002. All subsequent offering periods begin on November 1 and May 1. The purchase price for shares of common stock under the 2001 ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period.

The Company initially reserved 1,000,000 shares of common stock for issuance under the 2001 ESPP. The number of shares reserved for issuance under the 2001 ESPP will increase automatically on October 1 of each year by an amount equal to the number of shares sold under the plan in the preceding fiscal year.

During the year ended September 30, 2002, 86,360 shares of common stock at a price of $8.36 per share were issued under the 2001 ESPP. As of September 30, 2002, 913,640 shares were reserved for future issuance.

Employee Stock Option Plans

1997 Equity Incentive Plan

In November 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Plan”), which provides for the granting of incentive stock options and nonqualified stock options and the making of restricted stock awards to employees, officers, directors and consultants. The 1997 Plan authorized the grant of options to purchase up to 23,200,014 shares of the Company’s common stock. Under the 1997 Plan, the Company’s Board of Directors determines the term of each award and the award price. In the case of incentive stock options, the exercise price may be established at an amount not less than the fair market value of the Company’s common stock on the date of grant, while nonqualified stock options may have an exercise price not less than 85% of the fair market value on the date of grant. Options granted may be immediately exercisable. The Company has the right to purchase any exercised and unvested shares at the original exercise price. Options generally vest ratably over a four-year period commencing with the grant date and expire no later than ten years from the date of grant.

2001 Equity Incentive Plan

In September 2001, the Company’s Board of Directors adopted the 2001 Equity Incentive Plan (the “2001 Plan”). The 2001 Plan was approved by the Company’s stockholders in November 2001 and was effective on December 12, 2001, the date of the Company’s IPO. The 2001 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock and stock bonuses to employees, officers, directors, consultants, independent contractors and advisors.

The 2001 Plan is the successor to the Company’s 1997 Plan and no additional shares will be granted under the 1997 Plan after December 12, 2001. The Company has reserved 20,000,000 shares of common stock for issuance under the 2001 Plan. The number of shares reserved for issuance under the 2001 Plan increased by the number of shares available for grant under the 1997 Plan on December 12, 2001 and any shares that are canceled or repurchased under the 1997 Plan after December 12, 2001. Shares subject to awards which cease to be subject to such award for any reason other than exercise of such award, which are forfeited or repurchased by the Company or which are subject to an award that otherwise terminates without shares being issued will again be available for grant and issuance under the 2001 Plan. In addition, the number of shares reserved for issuance under the 2001 Plan will increase automatically on October 1 of each year by an amount equal to 5% of the Company’s total outstanding shares of common stock as of the immediately preceding September 30.

The terms of options and restricted stock awards granted under the 2001 Plan are similar to the terms that apply to options and restricted stock awards under the 1997 Plan. The Company’s Board of Directors determines the terms of stock bonuses under the 2001 Plan, which may be awarded for past services already rendered to the Company or which may be awarded upon satisfaction of certain performance goals set out in advance. The 2001 Plan additionally provides for automatic option grants to outside directors of the Company that vest monthly over three years. The vesting of automatic option grants to outside directors accelerates in the even of a dissolution or liquidation of the Company, a merger or the sale of all or substantially all of the Company’s assets.

The following is a summary of activity for the 1997 and 2001 Plans:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Options outstanding as of September 30, 1999	909,606	2,646,488	$0.06
Options authorized	8,600,014	—
Options granted	(10,154,130)	10,154,130	$1.22
Options exercised	—	(6,990,774)	$0.42
Options canceled	1,355,470	(1,355,470)	$3.10
Shares repurchased	122,500	—	$0.25

Options outstanding as of September 30, 2000	833,460	4,454,374	$1.22
Options authorized	5,000,000	—
Options granted	(5,167,700)	5,167,700	$5.01
Options exercised	—	(69,582)	$1.90
Options canceled	660,343	(660,343)	$3.56
Shares repurchased	987,686	—	$0.48

Options outstanding as of September 30, 2001	2,313,789	8,892,149	$3.23
Options authorized	20,000,000	—
Options granted	(5,381,696)	5,381,696	$9.89
Options exercised	—	(1,038,600)	$2.58
Options canceled	974,117	(974,117)	$5.47
Shares repurchased	108,141	—	$0.52

Options outstanding as of September 30, 2002	18,014,351	12,261,128	$6.03

As of September 30, 2002, 8,928,325 shares were exercisable at a weighted average exercise price of $3.75, of which 2,956,149 shares were vested but not exercised at a weighted average exercise price of $2.98 per share. As of September 30, 2002, 1,719,626 unvested options had been exercised and were subject to repurchase.

As of September 30, 2002, the weighted average remaining contractual life of outstanding options under the 1997 and 2001 Plans was 8.13 years. The range of exercise prices of options outstanding at September 30, 2002 was $0.08 to $22.70.

In addition, the following table summarizes information about options under the 1997 and 2001 Plans that were outstanding and exercisable at September 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08–$ 0.75	2,812,961	7.55	$ 0.67	2,812,961	$ 0.67
$2.50–$ 4.50	352,984	7.95	$ 2.58	352,984	$ 2.58
$5.00–$ 5.00	3,628,674	8.47	$ 5.00	3,628,674	$ 5.00
$5.10–$ 8.75	2,338,146	9.10	$ 6.14	2,128,146	$ 5.88
$9.02–$22.70	3,128,363	7.57	$12.36	5,560	$11.20

$0.08–$22.70	12,261,128	8.13	$ 6.03	8,928,325	$ 3.75

Nonplan Option Grants

During the year ended September 30, 2000, the Company issued options to purchase 578,000 shares of common stock to entities at prices ranging from $0.0005 to $0.75 per share. The Company granted an additional 8,000 options at a price of $5.00 during the year ended September 30, 2001. The Company issued nonplan options due to the limited number of options available under the 1997 Plan. Of the 586,000 nonplan options granted, 420,000 were to an employee and 166,000 were to consultants. The employee options vest over four years. The Company recorded $1.2 million of deferred stock compensation expense related to the employee during fiscal 2000 and 2001. The vast majority of the consultant options vesting was accelerated in August 2000. The Company recorded $1.3 million and $30,000 of stock-based compensation expenses related to these consultant options during fiscal 2000 and 2001, respectively. (See “Consultant Options.”)

During the year ended September 30, 2000, 490,000 shares were exercised at prices ranging from $0.0005 to $0.75 per share. During the year ended September 30, 2001, 30,000 shares were exercised at a price of $0.50 per share. During the year ended September 30, 2002, 62,000 shares were exercised at prices ranging from $0.50 per share to $5.00 per share. As of September 30, 2002, 4,000 options at a price of $5.00 per share were outstanding and exercisable.

In connection with its acquisition of OneSecure in September 2002, the Company assumed all of the outstanding OneSecure stock options, which were converted into options to purchase approximately 349,000 shares of the Company’s common stock. The stock options generally have terms of between five and ten years and generally vest over a four-year period. These options were assumed at prices of $5.34 and $10.98 per share, with a weighted average exercise price of $10.92 per share. All stock options assumed were exercisable and approximately 67,000 of the stock options assumed were vested with a weighted average exercise price of $10.73 per share. No further stock options can be granted under the OneSecure plan.

Restricted Stock Program to Certain Employees

In July 2000, the Company cancelled 474,000 options granted in March 2000 and replaced them with restricted stock with an exercise price of $0.0005. The Company is recording deferred stock compensation over the vesting period of the restricted stock for the difference between the fair market value in July 2000 of $1.50 and the exercise price of $0.0005.

Consultant Options

As of September 30, 2002, the Company had granted options to purchase approximately 232,000 shares of common stock to individual consultants at exercise prices ranging from $0.0005 to $7.50 per share. The options were granted in exchange for consulting services rendered and vest over terms ranging from immediately to four years. The options issued to consultants have been and will be marked to market using the estimate of fair value at the end of each accounting period pursuant to FASB’s Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods, or Services.” The Company recorded stock-based compensation expense of approximately $64,000, $166,000 and $1.5 million in the years ended September 30, 2002, 2001 and 2000, respectively, related to options issued to consultants. As of September 30, 2002, all consultant options were fully vested.

Pro Forma Stock-Based Compensation

Pro forma information regarding net loss is required by SFAS 123. The information is required to be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes method and the following weighted average assumptions:

	Year Ended September 30,
	2002	2001	2000
Expected life	3 years	5 years	5 years
Expected stock price volatility	70%	90%	90%
Risk-free interest rate	3.03%	4.99%	6.29%
Dividend yield	None	None	None

The fair value of shares issued under the employee stock purchase plan during the year ended September 30, 2002 was estimated using an expected life of 0.47 years, expected price volatility of 84%, a risk free interest rate of 1.89% and no dividend yield.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ respective vesting periods. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, net loss applicable to common stockholders and net loss per share applicable to common stockholders would have increased to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

	Year Ended September 30,
	2002	2001	2000
Net loss applicable to common stockholders:
As reported	$(41,114)	$(34,228)	$(33,720)

Pro forma	$(51,611)	$(39,008)	$(36,369)

Basic and diluted net loss per share applicable to common stockholders:
As reported	$(0.68)	$(2.05)	$(2.82)

Pro forma	$(0.85)	$(2.34)	$(3.04)

The weighted average fair value of options granted during the years ended September 30, 2002, 2001 and 2000 was $6.76, $4.25 and $10.32, respectively. The fair value of shares issued under the employee stock purchase plan was $4.22 during the year ended September 30, 2002.

The option valuation models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Deferred Stock Compensation

During the years ended September 30, 2002, 2001 and 2000, in connection with the grant of stock options to employees, the Company recorded deferred stock compensation of $13.5 million, $6.8 million and $101.1 million, respectively, representing the difference between the exercise price and the deemed fair value for financial reporting purposes of the Company’s common stock on the date these stock options were granted. The Company also recorded deferred stock compensation of approximately $587,000 representing the intrinsic value of unvested stock options assumed in connection with the acquisition of OneSecure. Restricted stock acquired through the exercise of unvested stock options is subject to the Company’s right to repurchase the unvested stock at the price paid, which right lapses over time. Deferred stock compensation is included as a reduction of stockholders’ equity and is being amortized ratably over the vesting period of the individual award, generally four years, consistent with the method described in FASB Interpretation No. 28. During the years ended September 30, 2002, 2001 and 2000, the Company recorded amortization of deferred stock compensation of $24.3 million, $19.0 million and $14.7 million, respectively, related to employee stock options. This stock-based compensation expense relates to stock options granted to individuals in all cost of revenues and operating expense categories and has been included in those categories. At September 30, 2002, $42.2 million of deferred stock compensation related to employee stock options remained unamortized.

Stockholders’ Notes Receivable

The stockholders’ notes receivable were issued in conjunction with the issuance of common stock under the Company’s stock option plan. The notes were secured by the related shares of common stock and are full recourse notes, with interest compounded annually on the unpaid balance at a rate of 6% per year. During the year ended September 30, 2002, the Company received payments on the notes of $76,000. During the year ended September 30, 2001, the Company received payments on the notes of $80,000 and canceled notes totaling $399,000 in connection with the repurchase of unvested shares.

11.    Income Taxes

The components of the provision (benefit) for income taxes is as follows:

	Year Ended September 30,
	2002	2001	2000
	(in thousands)
Current:
Federal	$8,147	$—	$—
State	851	—	—
Foreign	743	168	—

	9,741	168	—
Deferred:
Federal	(5,033)	—	—
State	(650)	—	—
Foreign	—	—	—

	(5,683)	—	—

	$4,058	$168	$—

The U.S. income tax benefit related to the exercise of certain employee stock options decreased accrued income taxes and was credited to additional paid-in capital. Such amount was $1.3 million for the year ended September 30, 2002.

Income (loss) before income taxes consisted of the following:

	Year Ended September 30,
	2002	2001	2000
	(in thousands)
Domestic	$(9,513)	$(31,386)	$(33,021)
Foreign	1,200	249	—

	$(8,313)	$(31,137)	$(33,021)

A reconciliation of the provision (benefit) computed at the statutory federal income tax rate to the income tax provision is as follows:

	Year Ended September 30,
	2002	2001	2000
	(in thousands)
Income tax benefit at U.S. statutory rate	$(2,909)	$(10,898)	$(11,557)
State income tax, net of federal benefit	201	—	—
Stock based compensation	4,492	—	—
Research tax credits	(686)	—	—
Valuation allowance	1,515	10,898	11,557
Foreign income taxes for which no U.S. benefit is currently recognizable	323	168	—
Other individually immaterial items, net of effective income tax provision	1,122	—	—

	$4,058	$168	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of deferred tax assets and liabilities are as follows:

	September 30,
	2002	2001
Deferred tax assets:
Deferred compensation	$11,922	$7,967
Net operating loss carryforwards	17,855	6,473
Tax credit carryforwards	4,303	1,872
Deferred revenue	5,360	5,661
Fixed assets	800	—
Other reserves and accruals	5,641	3,361

Total gross deferred tax assets	45,881	25,334
Valuation allowance	(43,577)	(25,334)

Total deferred tax assets	2,304	—
Deferred tax liabilities:
Acquisition related intangibles	(2,304)	—

Net deferred tax assets	$—	$—

Realization of the $43.6 million of net deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of September 30, 2002 and September 30, 2001 has been established to reflect these uncertainties. The valuation allowance increased by $18.2 million, $11.4 million and $9.4 million during the years ended September 30, 2002, 2001 and 2000, respectively. Approximately $14.6 million of the valuation allowance at September 30, 2002 is attributable to deferred tax assets that if realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense.

As of September 30, 2002, the Company’s tax credit carryforwards were approximately $4.3 million. If not utilized, the tax credit carryforwards will begin to expire in fiscal 2013. As of September 30, 2002, the Company had federal and state net operating loss carryforwards of approximately $45.7 million and $37.6 million, respectively. If not utilized, the net operating loss carryforwards will begin to expire in fiscal 2020. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code Section 382 and Section 383 and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

12.    Business Segment Information

The Company operates in one business segment, the sale of security and traffic management solutions for network environments.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) because he has the final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company’s business.

The Company sells its products and technology primarily to customers in the Americas, Asia and the Pacific Rim (APAC) and Europe, the Middle East and Africa (EMEA). Revenues by geographic region were as follows:

	Year Ended September 30,
	2002	2001	2000
Revenues:
Americas	$61,886	$45,537	$20,343
APAC	46,705	25,228	3,540
EMEA	29,891	14,798	2,701

Total	$138,482	$85,563	$26,584

No single customer accounted for 10% or more of revenues in the years ended September 30, 2002, 2001 or 2000. One customer accounted for more than 10% of accounts receivable as of September 30, 2002. As of September 30, 2001, no single customer accounted for more that 10% of accounts receivable. The Company generally does not require any collateral from its customers.

13.    401(k) Plan

The Company has a defined contribution plan intended to qualify under Section 401 of the Internal Revenue Code, or a 401(k) plan. All employees may elect to contribute up to 15%, but no greater than $11,000 per year in 2002 and $10,500 per year in prior years, of their annual compensation to the plan through salary deferrals, subject to IRS limits. From October 30, 1997 (inception) to September 30, 2002, the Company made no matching contributions to the plan.

14.    Related Party Transactions

During the years ended September 30, 2002 and 2001, we sold products and services to companies affiliated with the brother of Feng Deng, an executive officer and director of the Company. The total amount sold to these companies during the years ended September 30, 2002 and 2001 was approximately $767,000 and $1,574,000, respectively.

During the year ended September 30, 2002, we sold products and services to companies affiliated with members of our Board of Directors. The total sold to these companies was approximately $124,000. As of September 30, 2002, accounts receivable included approximately $10,000 due from these companies.

15.    Subsequent Event

Facilities Lease

In October 2002, the Company entered into a lease arrangement for a new approximately 156,000 square foot corporate headquarters in Sunnyvale, California. Rent payments under the lease are approximately $231,000 per month and commence February 14, 2003. The lease terminates on May 13, 2008. Under the terms of the lease, the Company may lease an additional 22,000 square feet in the facility at an additional monthly rent of approximately $32,000. The Company has the option to lease the additional space through February 14, 2004.

Future minimum lease payments under noncancelable operating leases, including the new lease, are as follows (in thousands):

Year ending September 30:
2003	$4,054
2004	3,105
2005	2,784
2006	2,766
2007	2,766
Thereafter	1,729

Total minimum payments	$17,204

NETSCREEN TECHNOLOGIES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts receivable:
Year ended September 30, 2000	$349	$2,356	$989	$1,716
Year ended September 30, 2001	$1,716	$3,251	$2,093	$2,874
Year ended September 30, 2002	$2,874	$1,544	$1,575	$2,843

(1)	Represents amounts written off as uncollectable.

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for sales returns:
Year ended September 30, 2000	$158	$2,389	$605	$1,942
Year ended September 30, 2001	$1,942	$4,706	$4,338	$2,310
Year ended September 30, 2002	$2,310	$10,157	$7,526	$4,941

(1)	Represents actual returns taken against the allowance.

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Merger, dated August 22, 2002, among the Registrant, Tango Acquisition Corp. and OneSecure, Inc.	8-K	000-33387	10/03/02	2.01

3.01	Registrant’s Form of Restated Certificate of Incorporation.	S-1	333-71048	10/05/01	3.02

3.02	Registrant’s Restated Bylaws, effective December 17, 2001.	10-Q	000-33387	05/15/02	3.01

4.01	Fifth Amended and Restated Investors’ Rights Agreement dated October 3, 2001.	S-1	333-71048	10/05/01	4.01

4.02	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1/A	333-71048	11/23/01	4.02

10.01	Registrant’s 1997 Equity Incentive Plan, as amended August 10, 2001, and form of stock option agreement. (1)	S-1	333-71048	10/05/01	10.02

10.02	Registrant’s 2001 Equity Incentive Plan, and form of stock option agreement. (1)	S-1/A	333-71048	12/10/01	10.03

10.03	Registrant’s 2001 Employee Stock Purchase Plan. (1)	S-1/A	333-71048	12/10/01	10.04

10.04	Registrant’s 1997 Equity Incentive Plan form of stock option agreement for executive officers. (1)	S-1	333-71048	10/05/01	10.05

10.05	OneSecure, Inc. 2000 Stock Option/Stock Issuance Plan, and forms of stock option agreements. (1)	S-8	333-100088	09/25/02	4.01

10.06	Stock Option Agreement by and between OneSecure, Inc. and Nir Zuk dated as of January 24, 2001. (1)	8-K	000-33387	10/03/02	99.06

10.07	Stock Option Agreement by and between OneSecure, Inc. and Nir Zuk dated as of July 5, 2001. (1)	8-K	000-33387	10/03/02	99.07

10.08	Stock Option and Vesting Waiver Agreement by and between Nir Zuk and the Registrant dated August 22, 2002. (1)	8-K	000-33387	10/03/02	99.08

10.09	Stock Vesting Waiver Agreement by and between Rakesh K. Loonkar and the Registrant dated August 22, 2002. (1)	8-K	000-33387	10/03/02	99.09

10.10	Registrant’s Form of Restated Founder’s Restricted Stock Purchase Agreement. (1)	S-1	333-71048	10/05/01	10.01

10.11	Restricted Common Stock Purchase Agreement by and between OneSecure, Inc. and Nir Zuk dated as of February 18, 2000.	8-K	000-33387	10/03/02	99.04

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.12	Restricted Common Stock Purchase Agreement by and between OneSecure, Inc. and Rakesh K. Loonkar dated as of February 18, 2000.	8-K	000-33387	10/03/02	99.05

10.13	Registrant’s Form of Offer Letter for executive officers. (1)	S-1	333-71048	10/05/01	10.06

10.14	Offer Letter to Nir Zuk dated August 22, 2002. (1)(2)	8-K	000-33387	10/03/02	99.02

10.15	Offer Letter to Rakesh K. Loonkar dated August 22, 2002. (1)(2)	8-K	000-33387	10/03/02	99.03

10.16	Form of Noncompetition Agreement by and between the Registrant and each of Nir Zuk and Rakesh K. Loonkar dated August 22, 2002.	8-K	000-33387	10/03/02	99.10

10.17	Form of Indemnity Agreement to be entered into by and between the Registrant and each executive officer and director.	S-1	333-71048	10/05/01	10.07

10.18	Form of Promissory Notes from executive officers to the Registrant made in connection with exercise of options.	S-1	333-71048	10/05/01	10.08

10.19	Manufacturing Agreement by and between Flash Electronics, Inc. and the Registrant dated January 3, 2002. (2)	10-Q	000-33387	02/14/02	10.01

10.20	Master Lease Agreement by and between Comdisco, Inc. and the Registrant dated October 27, 1998.	S-1	333-71048	10/05/01	10.10

10.21	Software and License Agreement by and between Information Resource Engineering, Inc. (now SafeNet, Inc.) and the Registrant dated June 30, 2000.	S-1	333-71048	10/05/01	10.12

10.22	Lease Agreement by and between Ariba, Inc. and the Registrant dated October 18, 2002.	—	—	—	—	X

10.23	Sublease Agreement by and between Philips Electronics North America Corporation and the Registrant dated September 29, 2000.	S-1	333-71048	10/05/01	10.13

10.24	Purchase/Service Agreement by and between Avaya, Inc. and the Registrant dated November 21, 2000.	S-1	333-71048	10/05/01	10.14

10.25	Manufacturing Agreement by and between A-Plus Manufacturing Corporation (now Solectron Corporation) and the Registrant dated December 15, 2000. (1)	S-1	333-71048	10/05/01	10.15

10.26	Loan and Security Agreement by and between GATX Ventures, Inc. and the Registrant dated April 13, 2001.	S-1	333-71048	10/05/01	10.16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.27	Amendment #1 to Software License Agreement by and between Information Resource Engineering, Inc. (now SafeNet, Inc.) and the Registrant dated June 22, 2001.	S-1	333-71048	10/05/01	10.17

10.28	Amendment #2 to Software License Agreement by and between SafeNet, Inc. and the Registrant dated December 26, 2001. (3)	—	—	—	—	X

10.29	International Customer Agreement by and between IBM Global Services and the Registrant dated July 25, 2001.	S-1	333-71048	10/05/01	10.18

10.30	Master Loan and Security Agreement by and between Wells Fargo Equipment Finance, Inc. and the Registrant dated August 17, 2001.	S-1	333-71048	10/05/01	10.19

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Ernst & Young LLP, Independent Auditors.	—	—	—	—	X

(1)	Represents a management contract or compensatory plan or arrangement.
(2)
Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from the respective filing and were filed separately with the Securities and Exchange Commission.

(3)	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.