Form 10-Q
period 2002-12-31
NETSCREEN TECHNOLOGIES INC
filed 2003-02-13
CIK 1088454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-33387

NETSCREEN TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0469208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

805 11th Avenue

Building 3

Sunnyvale, California 94089

(Address of principal executive office and zip code)

(408) 543-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒  NO  ☐

As of January 31, 2003, 79,372,441 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

NETSCREEN TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended December 31, 2002

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NETSCREEN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	September 30,
	2002	2002*
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,681	$11,153
Short-term investments	257,654	238,711
Restricted cash	746	1,611
Accounts receivable, net	19,675	18,046
Inventories	1,796	2,249
Other current assets	6,289	5,231

Total current assets	301,841	277,001
Property and equipment	7,398	6,264
Restricted cash	693	—
Intangible assets	5,515	5,759
Goodwill	57,281	56,807
Other assets	686	853

Total assets	$373,414	$346,684

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,331	$5,027
Accrued expenses	12,530	11,452
Accrued compensation	7,020	6,909
Accrued income taxes	4,682	1,865
Deferred revenue	35,300	26,150
Current portion of restructuring liabilities	679	541
Current portion of debt and capital lease obligations	1,623	1,761

Total current liabilities	67,165	53,705

Restructuring liabilities, less current portion	2,403	2,577
Long-term portion of debt and capital lease obligations	1,085	1,513
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares—10,000,000 at December 31, 2002 and September 30, 2002
Issued and outstanding shares: none at December 31, 2002 and September 30, 2002	—	—
Common stock, $0.001 par value:
Authorized shares—500,000,000 at December 31, 2002 and September 30, 2002 Issued and outstanding shares—78,936,465 and 77,893,007 at December 31, 2002 and September 30, 2002	79	78
Additional paid-in capital	468,449	464,524
Accumulated deficit	(129,338)	(132,550)
Accumulated other comprehensive income	450	501
Deferred stock compensation	(35,467)	(42,162)
Stockholders’ notes receivable	(1,412)	(1,502)

Total stockholders’ equity	302,761	288,889

Total liabilities and stockholders’ equity	$373,414	$346,684

* Derived from audited financial statements.

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2002	2001
Revenues:
Product	$42,451	$24,099
Maintenance and service	8,619	4,874

Total revenues	51,070	28,973

Cost of revenues:
Product (1) (2)	9,283	7,290
Maintenance and service (1)	2,417	1,202

Total cost of revenues	11,700	8,492

Gross margin	39,370	20,481

Operating expenses:
Research and development (1) (2)	9,782	7,382
Sales and marketing (1) (2)	20,162	14,601
General and administrative (1)	4,191	4,238

Total operating expenses	34,135	26,221

Income (loss) from operations	5,235	(5,740)
Interest and other income, net	1,063	330

Income (loss) before taxes	6,298	(5,410)
Provision for income taxes	(3,086)	(300)

Net income (loss)	3,212	(5,710)
Deemed dividends on Series E and F redeemable convertible preferred stock	—	(28,743)

Net income (loss) applicable to common stockholders	$3,212	$(34,453)

Basic net income (loss) per share applicable to common stockholders	$0.04	$(1.25)

Shares used in computing basic net income (loss) applicable to common stockholders	77,003	27,569

Diluted net income (loss) per share applicable to common stockholders	$0.04	$(1.25)

Shares used in computing diluted net income (loss) applicable to common stockholders	82,893	27,569

(1) Includes stock-based compensation of the following:
Cost of product revenues	$411	$410
Cost of maintenance and service revenues	277	230
Research and development	1,983	1,820
Sales and marketing	2,697	2,828
General and administrative	724	649

Total stock-based compensation	$6,092	$5,937

(2) Includes amortization of intangible assets of the following:
Cost of product revenues	$186	$—
Research and development	23	—
Sales and marketing	35	—

Total amortization of intangible assets	$244	$—

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2002	2001
Operating activities
Net income (loss)	$3,212	$(5,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,275	758
Amortization of deferred stock compensation	6,092	5,937
Compensation expense related to accelerated vesting of stock options	—	360
Compensation expense related to warrants issued in connection with debt arrangements	8	8
Changes in operating assets and liabilities:
Accounts receivable (net of allowances)	(1,629)	(531)
Inventories	453	501
Other current assets	(1,058)	(312)
Other assets	159	40
Accounts payable	304	(236)
Accrued expenses	1,078	1,821
Accrued compensation	111	(1,030)
Accrued income taxes	2,817	261
Deferred revenue	9,150	2,016
Restructuring liabilities	(36)	—

Net cash provided by operating activities	21,936	3,883

Investing activities
Purchase of property and equipment	(2,165)	(507)
Cash used in business combination	(474)	—
Purchases of short-term investments	(122,079)	(112,250)
Maturities of short-term investments	103,085	1,300

Net cash used in investing activities	(21,633)	(111,457)

Financing activities
Proceeds from borrowing arrangements	—	944
Principal payments on debt and capital lease obligations	(566)	(461)
Restricted cash	172	270
Proceeds from initial public offering of common stock, net	—	168,782
Proceeds from issuance of common stock under employee stock option and purchase plans, net of repurchases	4,529	245
Proceeds from issuance of convertible preferred stock, net	—	29,722
Repayments of stockholders’ notes	90	—

Net cash provided by financing activities	4,225	199,502

Net increase in cash and cash equivalents	4,528	91,928
Cash and cash equivalents at beginning of period	11,153	11,505

Cash and cash equivalents at end of period	$15,681	$103,433

Supplemental disclosures of cash flow information:
Cash paid for interest	$99	$65
Cash paid for taxes	$235	$38
Supplemental schedule of noncash investing and financing activities:
Deferred stock compensation related to options issued below fair market value	$—	$13,461
Reversal of deferred stock compensation for terminated employees	$603	$613
Deemed dividends on Series E and F preferred stock	$—	$28,743
Conversion of preferred stock to common stock	$—	$115,007

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Background and Basis of Presentation

The Company

NetScreen Technologies, Inc. (the “Company” or “NetScreen”) was incorporated in Delaware on October 30, 1997. NetScreen develops, markets and sells a broad family of integrated network security solutions. NetScreen’s solutions provide key security technologies, such as virtual private networking, denial of service protection, firewall and intrusion detection and prevention, in a line of easy-to-manage security systems and appliances.

The accompanying condensed consolidated financial statements of NetScreen Technologies, Inc. have been prepared, without audit, in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s financial statements and notes thereto included in its Form 10-K filed with the SEC on December 30, 2002.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003 or for any other future period.

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

The Company defers a portion of its product revenues based on the value of certain maintenance arrangements included with each product sale and recognizes these revenues over the applicable maintenance period. The Company also derives a portion of its revenues from sales of separate extended maintenance arrangements. The Company sells extended hardware maintenance, faster hardware replacements for defective units, software maintenance as well as world-wide technical support with access 24 hours a day, seven days a week. These arrangements are sold as a bundle or as separate support offerings providing only hardware maintenance, technical support or software maintenance. For bundled arrangements, revenue is allocated among the elements at the time of sale based on their fair values as determined by the prices charged by the Company when each element is sold separately. Revenue from extended maintenance arrangements is recognized over the period of coverage purchased by the customer.

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

Sales return reserve

The Company regularly records a sales return reserve that approximates the aggregate dollar amount of expected future returns and allowances. The sales return reserve is calculated based on past return history, product mix, channel mix and, in some cases, allowances for specific customers based on several factors such as return rights included in the Company’s agreements with customers. The sales return reserve is recorded against revenue that has been recognized or as an offset to deferred revenue.

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

Valuation of long-lived assets including goodwill and other intangible assets

The Company reviews property, plant and equipment, goodwill and other intangible assets for impairment on an annual basis in its fourth fiscal quarter and whenever events or circumstances indicate the carrying amount of the assets may not be recoverable. The Company’s review of goodwill and other intangible assets is based on the estimated future cash flows the assets are expected to generate. The Company’s review is based on its best estimate of a variety of factors, including future market growth, forecasted revenues and costs and a strategic review of its business and operations. In the event the Company determines that an asset is impaired in the future, an adjustment to the value of the asset would be charged to earnings in the period such determination is made.

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

Income taxes

The Company records a valuation allowance to reduce its deferred tax assets to an amount that it estimates is more likely than not to be realized. The Company considers estimated future taxable income and prudent tax planning strategies in determining the valuation allowance. In the event the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded deferred tax asset, an adjustment to the net deferred tax asset would increase net income (or decrease the net loss) in the period such determination was made. Likewise, should the Company determine that it is not able to realize all or part of its deferred tax assets in the future, an adjustment to deferred tax assets would be charged to earnings in the period such determination was made.

Comprehensive income (loss)

Comprehensive income (loss) includes certain unrealized gains and losses that are recorded as a component of stockholders’ equity and excluded from the determination of net income (loss). The Company’s only component of accumulated other comprehensive income (loss) was an unrealized loss on investments of approximately $51,000 in the three months ended December 31, 2002. Accumulated other comprehensive income was approximately $450,000 and $501,000 at December 31, 2002 and September 30, 2002, respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximated fair value at December 31, 2002 and September 30, 2002.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term available-for-sale investments and accounts receivable. The Company places all of its cash equivalents with high credit-rated issuers. Carrying amounts of financial instruments held by the Company, which include cash equivalents, short-term available-for-sale investments, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration. The Company performs ongoing credit evaluations of its customers, generally requires customers to prepay for maintenance and maintains reserves for potential losses. The Company’s customer base is primarily composed of businesses throughout the United States, Europe and Asia.

Stock-based compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Expenses associated with stock-based compensation are amortized ratably over the vesting periods of the individual awards consistent with the method described in FASB Interpretation No. 28. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Options granted to consultants and other non-employees are accounted for in accordance with Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services,” and valued using the Black-Scholes method prescribed by SFAS 123. The options are subject to periodic revaluation over their vesting periods.

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue no. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal is approved. The Company adopted this pronouncement on January 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the Company’s operating results or financial position.

In December 2002, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires a company (“the guarantor”) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. FIN 45 does not provide guidance on the subsequent measurement of the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others “ which is being superseded. The interpretation’s disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued after December 31, 2002. FIN 45 is not anticipated to have a material impact on the Company’s current financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”), which amends FAS 123, “Accounting for Stock-Based Compensation.” FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 and will require companies to prominently disclose in both annual and interim financial statements the company’s method of accounting for stock-based employee compensation and the effect of the method used on the company’s financial position and results of operations. The transition guidance and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company is required to adopt the interim disclosure requirements of FAS 148 for financial statements in its fiscal quarter ended March 31, 2002. The Company will continue to account for its stock purchase plan and stock option plans under the provisions of APB No.25. FAS 148 is not anticipated to have a material impact on the Company’s current financial position or results of operations.

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

Inventories consist of the following (in thousands):

	December 31, 2002	September 30, 2002
Raw materials	$485	$539
Finished goods	1,311	1,710

	$1,796	$2,249

Note 3. Net Income (Loss) Per Share

In accordance with SFAS 128, “Earnings per Share,” basic net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share for the three months ended December 31, 2002 gives effect to the dilutive effect of common stock equivalents consisting of stock options and shares subject to repurchase using the treasury stock method. Potentially dilutive securities, consisting of convertible preferred stock, stock options, shares subject to repurchase and warrants, have been excluded from the Company’s diluted net loss per share computations for the three months ended December 31, 2001 as their inclusion would be antidilutive. The total number of shares excluded from the computation of diluted net loss per share was approximately 42,966,000 for the three months ended December 31, 2001.

The following table presents the calculation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except per share amounts):

	Three Months Ended December 31,
	2002	2001
Net income (loss) applicable to common stockholders	$3,212	$(34,453)

Shares used in computing net income (loss) per share:
Weighted-average shares of common stock outstanding	78,476	31,374
Less weighted-average shares subject to repurchase (1)	(1,473)	(3,805)

Shares used in computing basic net income (loss) per share applicable to common stockholders	77,003	27,569
Outstanding dilutive stock options and unvested common stock	5,890	—

Shares used in computing diluted net income (loss) per share applicable to common stockholders	82,893	27,569

Basic net income (loss) per share applicable to common stockholders	$0.04	$(1.25)

Diluted net income (loss) per share applicable to common stockholders	$0.04	$(1.25)

(1)	The weighted-average shares subject to repurchase represent unvested shares. Employees purchased shares by exercising options before the options had vested. In addition, shares of common stock purchased by the founders are subject to vesting. The unvested shares are subject to a right of repurchase by the Company at the initial purchase price if the employee ceases to be employed by the Company before the employee satisfies the service requirement, generally four years.

Note 4. Business Combination

On September 18, 2002, the Company completed its acquisition of OneSecure Inc., a developer of intrusion detection and prevention technology. The acquisition of OneSecure expanded the Company’s product portfolio to include an intrusion detection and prevention device, and allows the Company to enter the intrusion detection system market. The preliminary purchase price was $60.8 million and the transaction has been accounted for as a purchase. The Company exchanged 3.2 million shares of its common stock with a fair value of $43.7 million for all of the outstanding stock of OneSecure. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock from two days before to two days after the date the transaction was announced, which was $13.71 per share. The Company also assumed all of the outstanding stock options of OneSecure, which were converted into options to purchase approximately 349,000 shares of the Company’s common stock, and issued options to purchase 1.4 million shares of the Company’s common stock with an exercise price of $11.65 per share in connection with the transaction. The fair value of the stock options assumed and issued in connection with the transaction, net of deferred stock compensation, was approximately $15.9 million. The options were valued using the Black-Scholes option pricing model using a volatility factor of 80%, expected lives of two to five years, a risk-free interest rate of 4.3% and a per share market value of $13.71 as described above. The total purchase price also includes an estimate of the direct costs associated with the transaction totaling approximately $1.2 million, including approximately $474,000 of additional costs incurred in the three months ended December 31, 2002.

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management, and other information compiled by management, including independent valuations, prepared by independent valuation specialists, that utilize established valuation techniques appropriate for the high technology industry. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized, but instead will be reviewed periodically for impairment.

A summary of the adjusted purchase price is as follows (in thousands):

Common stock	$43,687
Outstanding OneSecure stock options, net of deferred stock compensation	2,588
NetScreen stock options issued in connection with the transaction	13,328
Estimated direct costs of the acquisition	1,190

Total purchase price	$60,793

The adjusted purchase price has been allocated as follows (in thousands):

Equipment	$728
Other assets and liabilities, net	897
Restructuring liabilities	(3,118)
Accounts payable	(1,582)

Fair value of net liabilities assumed	(3,075)
In-process research and development	200
Purchased technology	2,450
Technology patent application	2,550
Non-compete agreements	550
Value-added reseller relationships	250
Goodwill	57,281
Deferred stock compensation	587

Total purchase price	$60,793

A summary of intangible assets is as follows (in thousands):

	Gross	Accumulated Amortization	Net
As of December 31, 2002:
Purchased technology	$2,450	$(143)	$2,307
Technology patent application	2,550	(74)	2,476
Non-compete agreements	550	(53)	497
Value-added reseller relationships	250	(15)	235

Total	$5,800	$(285)	$5,515

As of September 30, 2002:
Purchased technology	$2,450	$(20)	$2,430
Technology patent application	2,550	(11)	2,539
Non-compete agreements	550	(8)	542
Value-added reseller relationships	250	(2)	248

Total	$5,800	$(41)	$5,759

The estimated future amortization of intangible assets is as follows (in thousands):

Year ending September 30:
2003 (remaining nine months)	$734
2004	978
2005	971
2006	795
2007	773
2008 and thereafter	1,264

Total	$5,515

Note 5. Guarantees

Certain of the Company’s operating lease arrangements include collateral restrictions that require the Company to maintain standby letters of credit as restricted cash. Total restricted cash as of December 31, 2002 was $1.4 million. The restricted cash accounts must be maintained though the termination dates of the underlying leases. As of December 31, 2002, $746,000 of the restricted cash was classified as short-term for operating leases expiring in December 2002 and February 2003 and $693,000 was classified as long-term for an operating lease expiring in May 2008.

The Company’s hardware products carry a one-year warranty that includes factory repair services or replacement parts as needed. The Company’s software products carry a three-month warranty. The Company accrues estimated expenses for warranty obligations at the time that products are shipped based on historical product repair and replacement information. Factors that affect the Company’s warranty liability include the number of installed units, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s estimated product warranty liability during the three months ended December 31, 2002 were as follows (in thousands):

Balance September 30, 2002	$1,693
Additions charged to cost of revenues during the period	—
Settlements made during the period	(36)

Balance December 31, 2002	$1,657

Note 6. Commitments and Contingencies

Commitments

        Flash Electronics, Inc. manufactures, assembles and tests the NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-204, NetScreen-208, NetScreen IDP-100 and NetScreen IDP-500 products. Solectron Corporation manufactures, assembles and tests the NetScreen-5200, NetScreen-5400, NetScreen-1000, NetScreen-500, NetScreen-5XP and NetScreen-5XT products. The Company purchases from these manufacturers on a purchase order basis and does not have a long-term supply contract. At

December 31, 2002, the Company had noncancelable purchase orders of $6.4 million to Flash Electronics, Inc. and Solectron Corporation.

Contingencies

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse affect on its consolidated financial position, results of operations or cash flows.

Note 7. Restructuring Liabilities

The Company acquired OneSecure, Inc. in September 2002. In connection with the acquisition, the Company assumed noncancelable operating leases for domestic sales offices which were not occupied by OneSecure and which will not be occupied by the Company. In addition, the Company assumed the noncancelable operating lease for OneSecure’s headquarters in Sunnyvale, California, which is a duplicate facility. The Company has recorded a restructuring liability for the net present value of these leases, net of expected sublease income, for the periods these facilities will be unoccupied. The liability for the net present value of future net lease payments for the excess facilities, discounted at a 6.5% borrowing rate, will decrease as required lease payments are made as follows:

Year ending December 31:
2003	$679
2004	607
2005	570
2006	468
2007	418
Thereafter	340

Total net present value	$3,082

During the three months ended December 31, 2002, the Company made payments on the non-cancelable operating leases that were included in restructuring liabilities. The net present value of the amounts paid during the three months ended December 31, 2002 was $36,000.

Note 8. Business Segment and Significant Customer Information

The Company operates in one business segment, the sale of security solutions for network environments. The Company sells its products and technology primarily to customers in the Americas, Asia and the Pacific Rim (APAC) and Europe, the Middle East and Africa (EMEA). Revenues by geographic regions were as follows (in thousands):

	Three Months Ended December 31,
	2002	2001
Americas	$17,337	$14,583
APAC	22,808	8,621
EMEA	10,925	5,769

Total	$51,070	$28,973

One distributor accounted for more than 10% of total revenues in the three months ended December 31, 2002. No customer accounted for more than 10% of total revenues in the three months ended December 31, 2001.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” “intend” or “continue,” or comparable terminology. These forward-looking statements include our expectations about revenue, revenue mix, channel mix, cost of revenues and various operating expenses. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those presented below, under the caption “Factors That May Affect Our Business and Future Results of Operations and Financial Condition,” and elsewhere in this report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the period ending September 30, 2002, which was filed on December 30, 2002, as well as other reports that we filed in 2002 or will file in 2003. We undertake no obligation to update any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Overview

We develop, market and sell a broad family of integrated network security solutions for enterprises, carriers and government entities. Our security solutions provide key technologies such as firewall, virtual private networking, denial of service and intrusion detection and prevention in a line of easy-to-manage security systems and appliances. Our firewall and VPN systems and appliances deliver integrated firewall, virtual private networking and denial of service capabilities in a single device using our proprietary application specific integrated circuits, which we refer to as GigaScreen and GigaScreen-II ASICs, and our proprietary security operating system, ScreenOS. Our intrusion detection and prevention appliances run a secure version of the Linux operating system and use proprietary software and multiple detection methods to identify network attacks. Our products are based on industry standard communication protocols and can be combined with our management software so that they can be easily integrated into networks, easily managed and will interoperate with other security devices and applications.

On September 18, 2002, we completed our acquisition of OneSecure, Inc., a provider of network intrusion detection and prevention solutions. We issued 3.2 million shares of our common stock for all the outstanding stock of OneSecure. We also assumed all of the outstanding stock options of OneSecure, which were converted into options to purchase approximately 349,000 shares of our common stock, and issued options to purchase 1.4 million shares of our common stock in connection with the transaction. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of $60.8 million has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. OneSecure’s results of operations have been included in the consolidated results of operations from the date of acquisition. As a result of the acquisition, we recorded goodwill of $57.3 million and other intangible assets of $5.8 million. In accordance with provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill resulting from the acquisition will not be amortized, but will be reviewed periodically for impairment. The other intangible assets will be amortized on a straight-line basis over estimated useful lives of three to ten years. Achieving the anticipated benefits of the merger will depend in part upon whether the operations, products and technology of OneSecure can be integrated with our operations, products and technology in a timely and cost-effective manner. The process of combining the two companies is a complex, expensive and time-consuming process and may cause an interruption of, or loss of momentum in, the development and sales activities and operations of both companies. We cannot assure you that any part or all of the integration will be accomplished on a timely basis, or at all.

We introduced and began shipping new products since the end of our last fiscal year, which are as follows:

Product	First Shipment
NetScreen-5400	October 2002
NetScreen-IDP 500	November 2002

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

We derive a substantial portion of our revenues from outside the Americas, which includes North and Latin America. Revenues from outside the Americas were 66.1% in the three months ended December 31, 2002, compared to 49.7% in the three months ended December 31, 2001. Specifically, revenues from Asia and the Pacific Rim (APAC) accounted for approximately 44.7% and 29.8% of our total revenues in the three months ended December 31, 2002 and 2001, respectively. Revenues from Europe, the Middle East and Africa (EMEA) accounted for approximately 21.4% and 19.9% of our total revenues in the three months ended December 31, 2002 and 2001, respectively. The increase in revenues from outside the Americas as a percentage of total revenues was primarily attributable to continued strength in the large enterprise and service provider markets in APAC and increased demand for our products in international markets. Revenues from the Americas decreased as a percentage of total revenues in the three months ended December 31, 2002 compared to the three months ended September 30, 2002 primarily due to a decrease in service provider revenue and deferral of revenue from the NetScreen-5400 shipments. There can be no assurance that we will be able to maintain or increase the demand for our products in international markets.

We have experienced consecutive improvements in revenues and net loss before deemed dividend in each quarter of fiscal 2002 and during our first quarter of fiscal 2003. In addition, we achieved profitability on a generally accepted accounting principles (GAAP) basis for the first time in the quarter ended December 31, 2002. Prior to the quarter ended December 31, 2002, we incurred significant losses in each fiscal period since our inception. As of December 31, 2002, we had an accumulated deficit of $129.3 million. In the first through fourth quarters of fiscal 2002, our revenues were $29.0 million, $32.0 million, $36.4 million and $41.1 million, respectively, and our net loss before deemed dividend was $5.7 million, $3.3 million, $2.4 million and approximately $925,000, respectively. In the first quarter of fiscal 2003, our revenues were $51.1 million and our net income was $3.2 million. There can be no assurance that our revenues will continue to grow at the same rate as in the past or that we will maintain profitability in future periods. In addition, our revenue recognition is dependent on many factors, some of which are outside our control, including sell-through reports from distributors, the aggregate value of direct shipments to end users and the timing of new product introductions for technically complex products.

We recorded a deemed dividend of $27.6 million in the three months ended December 31, 2001 related to our October 2001 issuance of Series F preferred stock at a price subsequently deemed to be below its fair value. The deemed dividend was calculated based on the difference between the assumed fair market value on the date the Series F preferred stock was issued and the purchase price of the Series F preferred stock. We also recorded deemed dividends of $1.1 million in the three months ended December 31, 2001 to account for cumulative dividend rights attributable to our Series E and F preferred stock. At the time of our IPO, all outstanding preferred stock converted to common stock and all dividend rights, as well as voting and liquidation rights, attributable to the preferred stock terminated. No dividends were paid on the preferred stock.

Cost of product revenues consists of the costs associated with manufacturing, assembling and testing our products, related overhead costs, compensation and other costs related to manufacturing support and logistics. We rely on contract manufacturers to manufacture our hardware products. Accordingly, a major portion of our cost of product revenues consists of payments to these contract manufacturers. Cost of maintenance and service revenues consists of customer support costs, training and professional service expenses and warranty-related costs.

Our gross margin has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products, maintenance and services, new product introductions and enhancements, the availability and cost of components and manufacturing labor, fluctuations in manufacturing volumes and the mix of distribution channels through which our products are sold. Our overall gross margin will be adversely affected by price declines if we are unable to reduce costs on existing products and do not continue to introduce new products with higher margins.

Research and development expenses consist of salaries and related expenses for development and engineering personnel, fees paid to consultants, license fees paid to third parties and prototype costs related to the design, development, testing and enhancement of our ASICs, security systems and appliances, ScreenOS, management applications and VPN client software. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. We are devoting substantial resources to the continued development of new products. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. As a result, we expect our research and development expenses to increase in absolute dollars for the foreseeable future.

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and sales support functions and costs associated with promotional and other marketing activities. We intend to expand our sales operations substantially, both domestically and internationally, in order to increase sales of our products. In addition, we believe part of our future success will be dependent upon establishing successful relationships with a variety of additional resellers in other countries. We expect that sales and marketing expenses will increase in absolute dollars as we expand our domestic and international sales efforts, hire additional sales and marketing personnel and initiate additional marketing programs.

General and administrative expenses consist of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we employ additional personnel, and incur additional expenses related to the growth of our business and our operation as a public company, including new corporate governance requirements.

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Expenses associated with stock-based compensation are amortized ratably over the vesting periods of the individual awards consistent with the method described in FASB Interpretation No. 28. During the three months ended December 30, 2001, in connection with the grant of stock options to employees, we recorded deferred stock compensation of $13.5 million representing the difference between the exercise price and the deemed fair value for financial reporting purposes of the common stock on the date these stock options were granted. We also recorded deferred stock compensation of approximately $587,000 in the fourth quarter of fiscal 2002, representing the intrinsic value of unvested stock options assumed in connection with the acquisition of OneSecure. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right lapses over time. Deferred stock compensation is included as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the individual award, generally four years, consistent with the method described in FASB Interpretation No. 28. During the three months ended December 31, 2002 and 2001, we recorded amortization of deferred stock compensation of $6.1 million and $5.9 million, respectively. This deferred stock compensation expense relates to stock options granted to individuals in all cost of revenues and operating expense categories, and has been included in those categories. At December 31, 2002, $35.5 million of deferred stock compensation related to employee stock options remained unamortized. This amount will be amortized as follows (in thousands):

Year ending September 30:
2003 (remaining nine months)	$18,407
2004	12,163
2005	4,615
2006	282

Total deferred stock compensation	$35,467

The provision for income taxes is primarily related to federal alternative minimum, state and foreign income taxes. The provision for income taxes also reflects the impact of non-deductible stock-based compensation expense.

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

Revenue recognition—distributors and value-added resellers

We sell to value-added resellers and distributors. We derived approximately 93.1% of our total revenues from value-added resellers and distributors in the three months ended December 31, 2002. We defer revenue on sales to our distributors until the distributor has sold our products to its customers. Our agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the prices of our products. Our agreements with value-added resellers typically do not include stock rotation or price protection rights. At the time of shipment to value-added resellers, we reserve for estimated returns and exchanges. These revenue reserves are estimated and adjusted periodically based on historical rates of returns and allowances, inventory levels for value-added resellers that submit inventory or sell-through reports, the volume of sales to value-added resellers that we ship directly to end customers, and for sales to value-added resellers that do not submit inventory or sell-through reports, accounts receivable balances, payment history and other related factors. These reserves require the exercise of our judgment in determining if historical experience applies to new products, and to new distributors and value-added resellers. If our estimate of returns and exchanges is too low, additional charges will be incurred in future periods, and these additional charges could have a material adverse effect on our financial position and results of operations.

Sales return and warranty reserves

We record sales return and warranty reserves based on estimates of expected future returns and allowances and expected future repair and replacement costs. We record a sales return reserve that approximates the aggregate amount of expected future returns and allowances. Our sales return reserve is based on past return history, product mix, channel mix and, in some cases, allowances for specific customers based on several factors such as return rights included in our agreements with customers. We record the sales return reserve against revenue that has been recognized or as an offset to deferred revenue. Our warranty reserve approximates the aggregate amount of future repair and replacement costs for our products. Our warranty reserve is based on historical product repair and replacement information. In the event we determine that our current or future sales returns and allowances and product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made.

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

Valuation of long-lived assets including goodwill and other intangible assets

We review property, plant and equipment, goodwill and other intangible assets for impairment on an annual basis in our fourth fiscal quarter and whenever events or circumstances indicate the carrying amount of the assets may not be recoverable. Our review of goodwill and other intangible assets is based on the estimated future cash flows the assets are expected to generate. Our review is based on our best estimate of a variety of factors, including future market growth, forecasted revenues and costs and a strategic review of our business and operations. In the event we determine that an asset is impaired in the future, an adjustment to the value of the asset would be charged to earnings in the period such determination is made.

Income taxes

We record a valuation allowance to reduce our deferred tax assets to an amount that we estimate is more likely than not to be realized. We consider estimated future taxable income and prudent tax planning strategies in determining the need for a valuation allowance. When we deem that it is more likely than not that all tax attributes will be fully supportable by either refundable income taxes or future taxable income, the reduction in valuation allowance will result in a discrete event during the quarter that it occurs. Likewise, should we determine that we are not able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would be charged to earnings in the period such determination was made.

Results of Operations for the Three Months Ended December 31, 2002 and 2001

Revenues

Product Revenues. Revenues from sales of our products increased 76.2% to $42.5 million in the three months ended December 31, 2002 from $24.1 million in the three months ended December 31, 2001. This increase was primarily attributable to a higher volume of product shipments that were recognized as revenue during the quarter and, to a lesser extent, an increase in the amount of deferred revenue recognized from prior shipments to our customers. Shipments of all products increased due to a larger number of multiple unit deployments of our products by existing and new customers. Hardware revenue units increased to approximately 28,000 units in the three months ended December 31, 2002 from approximately 16,000 units in the three months ended December 31, 2001.

Maintenance and Service Revenues. Revenues from maintenance and services increased 76.8% to $8.6 million in the three months ended December 31, 2002 from $4.9 million in the three months ended December 31, 2001. This increase was the result of the higher volume of products shipped and the related recognition of revenues associated with the portion of product revenues attributable to maintenance and services over the applicable maintenance period, as well as increased maintenance renewals on a larger installed base of customers.

One distributor accounted for more than 10% of our total revenue in the three months ended December 31, 2002. No single customer accounted for 10% or more of our total revenues in the three months ended December 31, 2001.

There can be no assurance that our revenues will continue to increase at the rate at which they have grown in recent periods or at all.

Cost of Revenues; Gross Margin

Product Cost of Revenues. Product cost of revenues, including stock-based compensation and amortization of intangible assets, increased 27.3% to $9.3 million in the three months ended December 31, 2002 from $7.3 million in the three months ended December 31, 2001. Excluding stock-based compensation and amortization of intangible assets of approximately $597,000 and $410,000 in the three months ended December 31, 2002 and 2001, respectively, cost of product revenues increased 26.3% to $8.7 million in the three months ended December 31, 2002 from $6.9 million in the three months ended December 31, 2001. This increase, excluding stock-based compensation and amortization of intangible assets, reflects the greater quantity of products sold. This increase was partially offset by reductions in the prices at which we purchase our products from our manufacturers.

Product Gross Margin. Product gross margin, including stock-based compensation and amortization of intangible assets, as a percentage of product revenues increased to 78.1% in the three months ended December 31, 2002 from 69.7% in the three months ended December 31, 2001. Excluding stock-based compensation and amortization of intangible assets, product gross margin as a percentage of product revenues was 79.5% in the three months ended December 31, 2002 compared to 71.5% in the three months ended December 31, 2001. The increase in product gross margin percentage was primarily attributable to increased sales along with improved selling prices of our low-range products, as well as increased sales of our higher-margin mid- and high-range products. The increase in product gross margin was also attributable to reductions in the prices at which we purchase all our products from our manufacturers. We expect our selling prices and product gross margin to decline over time.

Maintenance and Service Cost of Revenues. Maintenance and service cost of revenues, including stock-based compensation, increased 101.1% to $2.4 million in the three months ended December 31, 2002 from $1.2 million in the three months ended December 31, 2001. Excluding stock-based compensation of approximately $277,000 and $230,000 in the three months ended December 31, 2002 and 2001, respectively, cost of maintenance and service revenues increased 120.2% to $2.1 million in the three months ended December 31, 2002 from $1.0 million in the three months ended December 31, 2001. This increase, excluding stock-based compensation, was primarily related to increases in costs related to the expansion of our customer support infrastructure and larger installed base of products for which we provide service.

Maintenance and Service Gross Margin. Maintenance and service gross margin, including stock-based compensation, as a percentage of maintenance and service revenues was 72.0% in the three months ended December 31, 2002 compared to 75.3% in the three months ended December 31, 2001. Excluding stock-based compensation, maintenance and service revenues as a percentage of maintenance and service revenues was 75.2% in the three months ended December 31, 2002 compared to 80.1% in the three months ended December 31, 2001. The decrease in maintenance and service gross margin was primarily attributable to increased costs as we expanded our worldwide customer support organization in order to grow that business. We expect our maintenance and service gross margin percentage to continue to decline over time.

Operating Expenses

Research and Development Expenses. Research and development expenses, including stock-based compensation and amortization of intangible assets, increased 32.5% to $9.8 million in the three months ended December 31, 2002 from $7.4 million in the three months ended December 31, 2001. Excluding stock-based compensation and amortization of intangible assets of $2.0 million and $1.8 million in the three months ended December 31, 2002 and 2001, respectively, research and development expenses increased 39.8% to $7.8 million in the three months ended December 31, 2002 from $5.6 million in the three months ended December 31, 2001. Research and development expenses, excluding stock-based compensation and amortization of intangible assets, represented 15.2% and 19.2% of total revenues for the three months ended December 31, 2002 and 2001, respectively. The dollar increase was primarily attributable to increased personnel costs as a result of increased headcount.

Sales and Marketing Expenses. Sales and marketing expenses, including stock-based compensation and amortization of intangible assets, increased 38.1% to $20.2 million in the three months ended December 31, 2002 from $14.6 million in the three months ended December 31, 2001. Excluding stock-based compensation and amortization of intangible assets of $2.7 million and $2.8 million in the three months ended December 31, 2002 and 2001, respectively, sales and marketing expenses increased 48.1% to $17.4 million in the three months ended December 31, 2002 from $11.8 million in the three months ended December 31, 2001. Sales and marketing expenses, excluding stock-based compensation and amortization of intangible assets, were 34.1% and 40.6% of total revenues for the three months ended December 31, 2002 and 2001, respectively. The dollar increase was primarily related to the expansion of our sales and marketing organizations, including increased compensation-related expenses resulting from the growth of our sales force and higher commissions expense associated with increased revenues and, to a lesser extent, increased marketing-related program costs.

General and Administrative Expenses. General and administrative expenses, including stock-based compensation, remained relatively constant at $4.2 million in the three months ended December 31, 2002 and 2001. Excluding stock-based compensation of approximately $724,000 and $649,000 in the three months ended December 31, 2002 and 2001, respectively, general and administrative expenses decreased 3.4% to $3.5 million in the three months ended December 31, 2002 from $3.6 million in the three months ended December 31, 2001. General and administrative expenses, excluding stock-based compensation, were 6.8% and 12.4% of total revenues for the three months ended December 31, 2002 and 2001, respectively. The dollar decrease was primarily related to a reduction in bad debt expense, partially offset by increased outside professional service costs.

Stock-based Compensation. During the three months ended December 31, 2002 and 2001, we recorded stock-based compensation expense of $6.1 million and $5.9 million, respectively. As of December 31, 2002, $35.5 million of deferred stock compensation remained unamortized.

Interest and Other Income, Net

Interest and other income, net, was $1.1 million in the three months ended December 31, 2002 compared to interest and other income, net, of approximately $330,000 in the three months ended December 31, 2001. The increase in interest and other income, net, was primarily a result of increased interest earned on higher average cash, cash equivalent and short-term investment balances in the three months ended December 31, 2002. The increased interest income was partially offset by foreign exchange losses arising from the remeasurement of our international entities’ financial statements into U.S. dollars.

Provision for Income Taxes

We recorded an income tax provision of $3.1 million and approximately $300,000 for the three months ended December 31, 2002 and 2001, respectively. For the three months ended December 31, 2002, the provision for income taxes represented federal alternative minimum taxes, state taxes and foreign taxes and also reflected the impact of non-deductible deferred stock-based compensation expense for a GAAP effective tax rate of 49%. Excluding the impact of the non-deductible deferred stock-based compensation charges, our effective tax rate for the quarter would have been approximately 13%. The 13% pro forma effective tax rate differs from the federal statutory rate of 35% due to our ability to utilize tax attributes, previously offset by a valuation allowance, to the extent of refundable income taxes.

Our actual pro forma tax rate may differ from the forecasted pro forma rate of 13% on income before taxes, excluding deferred compensation charges, as a result of our ability to more likely than not fully utilize all of the remaining tax attributes previously offset by a valuation allowance.

For the three months ended December 31, 2001, the provision for income taxes represented federal income taxes and income taxes payable on income generated in non-U.S. tax jurisdictions for which no U.S. tax benefit was recognizable.

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

Net cash provided by operating activities was $21.9 million for the three months ended December 31, 2002, compared to $3.9 million for the three months ended December 31, 2001. Net cash provided by operating activities for the three months ended December 31, 2002 was primarily the result of cash generated from our net income, after adjusting for noncash operating expenses, of $10.6 million and an increase in deferred revenue. The net cash provided by operating activities for the three months ended December 31, 2001 was primarily the result of cash generated from our net loss, after adjusting for noncash operating expenses, of $1.4 million and increases in deferred revenue and accrued expenses.

Net cash used in investing activities for the three months ended December 31, 2002 and 2001 was $21.6 million and $111.5 million, respectively. Net cash used in investing activities was almost entirely due to net purchases of short-term investments in both periods.

Net cash provided by financing activities for the three months ended December 31, 2002 was $4.2 million, compared to $199.5 million in the three months ended December 31, 2001. Net cash provided by financing activities for the three months ended December 31, 2002 was primarily due to net proceeds from the issuance of common stock under employee stock option and purchase plans, partially offset by principal payments on debt and lease obligations. Net cash provided by financing activities for the three months ended December 31, 2001 was primarily due to the net proceeds from our IPO and the sale of our Series F convertible preferred stock.

As of December 31, 2002, our principal source of liquidity was $273.3 million of cash, cash equivalents and short-term investments. At that date, we had future minimum lease payments under non-cancelable operating leases of $16.7 million and long-term debt and restructuring obligations, including the current portion, of $5.8 million. At December 31, 2002, we had no material commitments for capital expenditures, but we expect to spend between $8.0 million and $10.0 million during the remaining nine months of fiscal 2003.

In October 1998, we entered into a $318,000 (later adjusted to $404,000) equipment leasing arrangement. During the year ended September 30, 2000, we expanded the equipment leasing arrangement by an additional $500,000. As of December 31, 2002, the lease had been repaid. In February 2001, we entered into an equipment leasing arrangement of $514,000. The lease is payable in monthly installments of principal and interest of approximately $15,000 through February 2004. As of December 31, 2002, approximately $198,000 was outstanding under this arrangement.

In April 2001, we entered into a loan and security agreement under which we could borrow up to $3.5 million to finance eligible equipment purchases. The lender has a security interest in the purchased equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 3.75% and are payable in equal monthly installments over a three-year term. A final payment equal to 9% of the amount borrowed, due at the end of the three-year term, has been treated as an additional finance charge and is being amortized over the term of the loan. We are not required to meet any financial covenants under this agreement. The commitment terminated on November 30, 2001. As of December 31, 2002, we had borrowed $2.0 million at an annual interest rate of 8.2% under this agreement, of which $1.1 million was outstanding.

In August 2001, we entered into a loan and security agreement under which we could borrow up to $3.0 million to finance eligible equipment purchases. The lender has a security interest in the purchased equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 9.5% and are payable in equal monthly installments over terms ranging from 33 to 36 months. We are required to maintain an unrestricted domestic cash balance of $11.0 million while borrowings are outstanding under the agreement. The commitment terminated on November 30, 2001. As of December 31, 2002, we had borrowed $1.3 million at an annual interest rate of 13.8% and approximately $944,000 at an annual rate of 13.3% under this arrangement. The total amount outstanding under this arrangement was $1.4 million as of December 31, 2002.

In August 2000, we entered into a lease for approximately 51,000 square feet of office space in Sunnyvale, California, which commenced on January 21, 2001 and will terminate on February 14, 2003. The related cost of the lease is approximately $270,000 per month. The lease was secured by a $746,000 million standby letter of credit as of December 31, 2002.

In October 2002, we entered into a lease for a new approximately 156,000 square foot corporate headquarters in Sunnyvale, California. Rent payments under the lease are approximately $231,000 per month and commence February 14, 2003. The lease terminates on May 13, 2008. Under the terms of the lease, we may lease an additional approximately 22,000 square feet in the facility at an additional monthly rent of approximately $32,000. We can exercise this option to lease the additional space at anytime through February 14, 2004. The lease was secured by a $693,000 standby letter of credit as of December 31, 2002.

We acquired OneSecure in September 2002. In connection with the acquisition, we assumed noncancelable operating leases for domestic sales offices that were not occupied by OneSecure and that will not be occupied by us. In addition, we assumed the noncancelable operating lease for OneSecure’s headquarters in Sunnyvale, California, which is a duplicate facility. We have recorded a restructuring liability for the net present value of these leases, net of expected sublease income, for the periods these facilities will be unoccupied.

We have entered into several leases for domestic and foreign sales office facilities. The leases expire at various dates through October 2004. The related cost of the leases is approximately $101,000 per month.

Flash Electronics, Inc. manufactures, assembles and tests the NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-204, NetScreen-208, NetScreen IDP-100 and NetScreen IDP-500 products. Solectron Corporation manufactures, assembles and tests the NetScreen-5200, NetScreen-5400, NetScreen-1000, NetScreen-500, NetScreen-5XP and NetScreen-5XT products. We purchase from these manufactures on a purchase order basis, and do not have long-term supply contracts. At December 31, 2002, we had noncancelable purchase orders of $6.4 million to Flash Electronics, Inc. and Solectron Corporation.

A summary of our obligations and commitments are as follows (in thousands):

			Payments Due by Period
	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Debt and capital lease obligations	$2,708	$1,623	$1,085	$—	$—
Restructuring liabilities	3,082	679	1,177	886	340
Noncancelable inventory purchase commitments	6,411	6,411	—	—	—
Operating leases	16,740	3,904	6,267	5,532	1,037

Total contractual cash obligations	$28,941	$12,617	$8,529	$6,418	$1,377

Recent Accounting Pronouncements

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

        In December 2002, we adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires a company (“the guarantor”) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. FIN 45 does not provide guidance on the subsequent measurement of the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others “ which is being superseded. The interpretation’s disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued after December 31, 2002. FIN 45 is not anticipated to have a material impact on our current financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”), which amends FAS 123, “Accounting for Stock-Based Compensation.” FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 and will require companies to prominently disclose in both annual and interim financial statements the company’s method of accounting for stock-based employee compensation and the effect of the method used on the company’s financial position and results of operations. The transition guidance and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We are required to adopt the interim disclosure requirements of FAS 148 for financial statements in our fiscal quarter ended March 30, 2002. We will continue to account for its stock purchase plan and stock option plans under the provisions of APB No.25. FAS 148 is not anticipated to have a material impact on our current financial position or results of operations.

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

Downturns in the network infrastructure, network security and related markets may decrease our revenues and margins.

The market for our products depends on economic conditions affecting the broader Internet infrastructure, network security and related markets. Downturns in these markets may cause enterprises and carriers to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, our customers such as distributors, value-added resellers and carriers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues, gross margins and operating margins. In addition, general economic uncertainty caused by potential hostilities involving the United States, terrorist activities, the decline in specific markets such as the service provider market in the United States, and the general decline in capital spending in the information technology sector make it difficult to predict changes in the purchase and network requirements of our customers and the markets we serve. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, our revenues, gross margins and operating margins may decline and make it necessary for us to gain significant market share from our competitors in order to achieve our financial goals and achieve or maintain profitability.

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

Current and potential competitors in our market include the following, all of which sell worldwide or have a presence in most of the major geographical markets for their products:

•	firewall and VPN software vendors, such as Check Point Software Technologies Ltd. and Symantec Corporation;

•	network equipment manufacturers, such as Cisco Systems, Inc., Lucent Technologies Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers, such as SonicWALL, Inc., WatchGuard Technologies, Inc. and Symantec Corporation;

•	intrusion detection system vendors, such as Internet Security Systems, Inc., Cisco Systems, Inc., Enterasys Networks, Inc. and emerging companies;

•	low-cost network hardware suppliers with products that include network security functionality; and

•	emerging intrusion detection and other security companies that may position their systems as replacements for our products.

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

We may not be successful in integrating the operations of OneSecure or any other future acquisitions.

On September 18, 2002, we completed the acquisition of OneSecure, Inc. Achieving the anticipated benefits of the merger will depend in part upon whether the operations, products and technology of OneSecure can be integrated with our operations, products and technology in a timely and cost-effective manner. The process of combining two companies is complex, expensive and time consuming and may cause an interruption of, or loss of momentum in, the development and sales activities and operations of both companies. We cannot assure you that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating OneSecure, or any other companies we may seek to acquire in the future, involves a number of other risks, including, but not limited to:

•	adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;

•	difficulties in integrating or an inability to retain the employees of the acquired company;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, and financial and operational data;

•	unanticipated costs or the incurrence of unknown liabilities;

•	potential incompatibility of business cultures;

•	any perceived adverse changes in business focus;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	potential dilution to existing stockholders if we have to incur debt or issue equity securities to pay for any future acquisitions;

•	additional expenses associated with the amortization of intangible assets; and

•	an inability to maintain uniform standards, controls, procedures and policies.

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

We introduced several new system and appliance products in 2002. As a result of our limited history with these products, it may be difficult to plan operating expenses or forecast our revenues accurately. Our assumptions about customer or network requirements may be wrong. The revenue and income potential of these products is unproven. And, the markets addressed by these products are volatile. Likewise, we may not be able to effectively combine OneSecure’s technologies into our own products, successfully market or enhance OneSecure’s line of IDP appliances, or offer a viable combined hardware or management product that addresses the needs of our customers. If such products are not successful, our revenue would be below our expectations and our operating results would be adversely affected.

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

Furthermore, we may not be able to develop new products or product enhancements in a timely manner, or at all. Any failure to develop or introduce these new products and product enhancements might cause our existing products to be less competitive, may adversely effect our ability to sell solutions to address large customer deployments and, as a consequence, our revenues may decline. In addition, the introduction of products embodying new technologies could render our existing products obsolete, which would have a direct, adverse effect on our market share and revenues. Any failure of our future products or product enhancements to achieve market acceptance could cause our revenue to be below our expectations and our operating results to be adversely affected.

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

Revenues from outside of the Americas were 66.1% of our total revenues for the three months ended December 31, 2002 and 55.3% of our total revenues for the year ended September 30, 2002. We expect revenues from outside of the Americas will continue to represent a substantial portion of our total revenues for the foreseeable future.

We may not be able to maintain or increase international market demand or international revenues from our products. For example, general economic conditions in international markets can fluctuate and downturns in these markets could have a significant adverse impact on our ability to meet public market expectations and achieve profitability. Also, as agreements with international distributors expire, we may be unable to favorably renew our distributor agreements or make alternative arrangements with other partners. If we are unable to maintain or increase international market demand and revenues from our products, our revenues and operating results would be adversely affected.

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

An end customer’s decision to purchase our products often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we often spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints and the need for multiple approvals within enterprises, carriers and government entities may also delay the purchase decision. Failure to obtain the required approval for a particular project or purchase decision may delay the purchase of our products. As a result, the sales cycle for our security systems is typically 60 to 90 days. Additionally, our security systems and intrusion detection and prevention products are complex systems designed for the enterprise and service provider markets. These systems and products require us to maintain a sophisticated sales force, engage in extensive negotiations, and provide high-level engineering support to complete sales. If these systems and products are not successful with enterprise and service provider customers, our revenue could be below our expectations and our operating results could be adversely affected.

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

We derived approximately 93.1% of our total revenues from value-added resellers and distributors in the three months ended December 31, 2002. In the year ended September 30, 2002, we derived approximately 86.9% of our total revenues from value-added resellers and distributors. We expect our revenues to continue to depend in large part on the performance of these third-party distributors and resellers. In addition, our value-added resellers and distributors may be unsuccessful in selling our products and services, may sell products and services that are competitive with ours, may devote more resources to competitive products and may cease selling our products and services altogether. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. If we fail to develop and maintain additional relationships with these distribution partners, or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

We may experience difficulties with our systems of management and internal controls that could harm our business.

Our ability to sell our products and implement our business plan successfully in a volatile and growing market requires effective management and financial systems and a system of internal processes and controls. Growth in future operations may cause strain on our systems, processes and controls. To meet these challenges, we will need to improve our management systems and our internal controls for financial reporting, and will need to continue to expand, train and manage our workforce worldwide. If we do not meet these challenges, we may be unable to expand our business or to meet competitive challenges and it will be more difficult to manage our operations.

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

Our proprietary GigaScreen and GigaScreen-II ASICs, which are key to the functionality of our hardware-based products, are fabricated by foundries operated by Toshiba America Electronic Components, Inc. We have no long-term contract with Toshiba and purchase our ASICs on a purchase order basis. If Toshiba materially delays its supply of ASICs to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, our revenue and operating results would be adversely affected.

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

We currently purchase several key components, including semiconductors, from single or limited sources. We carry very little inventory of some of our products and product components, and we rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based on the forecasts we provide. Some of the semiconductors we require are very complex, and we may not be able to develop an alternate source in a timely manner, which could hurt our ability to deliver our products to our customers. We also purchase power supplies from a single source and purchase other custom components from other sole or limited sources. If we are unable to buy these components on a timely basis, we will not be able to deliver products to our customers and our revenue and operating results would be adversely affected.

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

Our products are designed to interface with our end customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Many of our end customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks as well as with future products that might be added to these networks in order to meet our end customers’ requirements. If we find errors in the existing software used in our end customers’ networks, we may elect to modify our software to fix or overcome these errors so that our products will interoperate and scale with their existing software and hardware. If our products do not interoperate with those within our end customers’ networks, customer installations could be delayed or orders for our products could be cancelled, which could significantly reduce our revenues.

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

We may experience losses and may not maintain profitability.

We achieved profitability on a GAAP basis for the first time in the three months ended December 31, 2002. Prior to the quarter ended December 31, 2002, we incurred significant losses since our inception in October 1997. We may incur losses in the future. As of December 31, 2002, we had an accumulated deficit of $129.3 million. We had net losses applicable to common stockholders of $41.1 million for the year ended September 30, 2002, $34.2 million for the year ended September 30, 2001, and $33.7 million for the year ended September 30, 2000. We expect to continue to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, we will need to continue generating higher revenues to maintain profitability. Revenue growth depends on many factors, including those described elsewhere in these “Factors That May Affect Our Business and Future Results of Operations and Financial Condition.” Our revenues may not grow, our gross margins and operating margins may decline and we may not maintain profitability. A failure to maintain profitability could cause our stock price to decline.

We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to hire additional personnel or retain existing personnel, our ability to execute our business strategy would be impaired.

Our future success depends upon the continued services of our executive officers, including in particular Robert D. Thomas and Feng Deng and other key engineering, sales, marketing and support personnel. None of our officers or key employees are bound by an employment agreement for any specific term, and no one is constrained from terminating his or her employment relationship with us at any time. In addition, since a number of our long-standing employees have most of their stock options or restricted stock vested, their economic incentive to remain in our employ may be diminished. Further, we do not have key person life insurance policies covering any of our employees. We also intend to hire a significant number of engineering, sales, marketing and support personnel in the future, and we believe our success depends, in large part, upon our ability to attract and retain these key employees. Competition for qualified personnel is intense, especially in the San Francisco Bay Area. In particular, we have experienced difficulty in hiring ASIC, software, system and test, and customer support engineers, and we may not be successful in attracting and retaining these individuals. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2002, we have seven patent applications pending in the United States relating to the design of our products, three of which has been extended to other countries. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control the use, access to and distribution of our software, documentation and other proprietary information. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of another party’s intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

•	stop or delay selling, incorporating or using products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all; or

•	redesign the products that use that technology.

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

We have granted stock options under our stock option plans since November 1997. We are required to recognize, as a reduction of stockholders’ equity, deferred stock compensation equal to the difference between the deemed fair market value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. This deferred stock compensation is amortized over the vesting period of the applicable options, generally four years, using the straight-line vesting method. At December 31, 2002, approximately $35.5 million of deferred stock compensation related to employee stock options remained unamortized. The resulting amortization expense will have a material negative impact on our results of operations in future periods through the quarter ending December 31, 2005.

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

Our executive officers, our directors and entities affiliated with any of them together beneficially own approximately 32% of our outstanding common stock. As a result, these stockholders may be able to exercise control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in our control that might be viewed as beneficial by other stockholders.

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

If our existing stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of December 31, 2002, there were 78,936,465 shares of common stock outstanding. Large portions of these freely tradeable shares are still held by the same entities that purchased our preferred stock prior to our initial public offering. In October 2002, 5,762,502 shares resulting from the conversion of Series F preferred stock became saleable pursuant to Rule 144 of the Securities Act. Additionally, 25,439,447 shares were held by directors, executive officers and other affiliates, that are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other “blackout” periods.” Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option and purchase plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act.

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

As of December 31, 2002, our investment portfolio consisted of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, and earned interest at an average rate of 1.9%. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in interest rates would not materially affect our interest income, although there can be no assurance of this.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Within the 90-day period prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

(the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to NetScreen (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b)	Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out our evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

d) The Securities and Exchange Commission declared the Company’s first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-71048), relating to the Company’s initial public offering of its common stock, effective on December 11, 2001. The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $0.001 par value per share, in December 2001:

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

On October 3, 2002, the Company filed a Current Report on Form 8-K under Item 2 (Acquisition or Disposition of Assets) reporting its September 18, 2002 acquisition of OneSecure, Inc.

On November 27, 2002, the Company filed an amendment to its October 3, 2002 Current Report on Form 8-K to file required financial statements under Item 7 (Financial Statements and Exhibits).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ REMO E. CANESSA
Chief Financial Officer and Corporate Secretary (Duly Authorized and Principal Financial Officer)

Dated: February 13, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, ROBERT D. THOMAS, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NetScreen Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	By:	/s/ ROBERT D. THOMAS
Robert D. Thomas President, Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, REMO E. CANESSA, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NetScreen Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	By:	/s/ REMO E. CANESSA
Remo E. Canessa Chief Financial Officer