Form 10-Q
period 2003-03-31
NETSCREEN TECHNOLOGIES INC
filed 2003-05-14
CIK 1088454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-33387

NETSCREEN TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0469208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

805 11th Avenue

Building 3

Sunnyvale, California 94089

(Address of principal executive offices and zip code)

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

As of April 30, 2003, 80,335,769 shares of the registrant’s common stock, $0.001 par value, were outstanding.

NETSCREEN TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended March 31, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NETSCREEN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2003	September 30, 2002*
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,572	$11,153
Short-term investments	266,698	238,711
Restricted cash	308	1,611
Accounts receivable, net	24,180	18,046
Inventories	2,363	2,249
Other current assets	6,317	5,231

Total current assets	327,438	277,001
Property and equipment	9,514	6,264
Restricted cash	694	—
Intangible assets	5,270	5,759
Goodwill	57,281	56,807
Other assets	714	853

Total assets	$400,911	$346,684

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,939	$5,027
Accrued expenses	12,769	11,452
Accrued compensation	9,309	6,909
Accrued income taxes	5,047	1,865
Deferred revenue	44,725	26,150
Current portion of restructuring liabilities	700	541
Current portion of debt and capital lease obligations	1,659	1,761

Total current liabilities	80,148	53,705

Restructuring liabilities, less current portion	2,264	2,577
Long-term portion of debt and capital lease obligations	662	1,513
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares—10,000,000 at March 31, 2003 and September 30, 2002
Issued and outstanding shares: none at March 31, 2003 and September 30, 2002	—	—
Common stock, $0.001 par value:
Authorized shares—500,000,000 at March 31, 2003 and September 30, 2002
Issued and outstanding shares—79,912,526 and 77,893,007 at March 31, 2003 and September 30, 2002	80	78
Additional paid-in capital	470,560	464,524
Accumulated deficit	(123,447)	(132,550)
Accumulated other comprehensive income	423	501
Deferred stock compensation	(28,644)	(42,162)
Stockholders’ notes receivable	(1,135)	(1,502)

Total stockholders’ equity	317,837	288,889

Total liabilities and stockholders’ equity	$400,911	$346,684

* Derived from audited financial statements.

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenues:
Product	$47,937	$26,494	$90,388	$50,593
Maintenance and service	10,405	5,543	19,024	10,417

Total revenues	58,342	32,037	109,412	61,010

Cost of revenues:
Product (1) (2)	10,630	6,566	19,913	13,856
Maintenance and service (1)	3,231	1,963	5,648	3,165

Total cost of revenues	13,861	8,529	25,561	17,021

Gross margin	44,481	23,508	83,851	43,989

Operating expenses:
Research and development (1) (2)	11,077	8,232	20,859	15,614
Sales and marketing (1) (2)	20,037	14,990	40,199	29,591
General and administrative (1)	4,858	4,196	9,049	8,434

Total operating expenses	35,972	27,418	70,107	53,639

Income (loss) from operations	8,509	(3,910)	13,744	(9,650)
Interest and other income, net	1,004	955	2,067	1,285

Income (loss) before taxes	9,513	(2,955)	15,811	(8,365)
Provision for income taxes	(3,622)	(339)	(6,708)	(639)

Net income (loss)	5,891	(3,294)	9,103	(9,004)
Deemed dividend on Series E and F redeemable convertible preferred stock	—	—	—	(28,743)

Net income (loss) applicable to common stockholders	$5,891	$(3,294)	$9,103	$(37,747)

Basic net income (loss) per share applicable to common stockholders	$0.08	$(0.05)	$0.12	$(0.77)

Shares used in computing basic net income (loss) per share applicable to common stockholders	78,377	70,573	77,690	49,071

Diluted net income (loss) per share applicable to common stockholders	$0.07	$(0.05)	$0.11	$(0.77)

Shares used in computing diluted net income (loss) per share applicable to common stockholders	84,312	70,573	83,603	49,071

(1) Includes stock-based compensation of the following:
Cost of product revenues	$411	$411	$822	$821
Cost of maintenance and service revenues	277	238	554	468
Research and development	1,965	1,947	3,948	3,767
Sales and marketing	2,160	2,764	4,857	5,592
General and administrative	656	691	1,380	1,340

Total stock-based compensation	$5,469	$6,051	$11,561	$11,988

(2) Includes amortization of intangible assets of the following:
Cost of product revenues	$186	$—	$372	$—
Research and development	23	—	46	—
Sales and marketing	36	—	71	—

Total amortization of intangible assets	$245	$—	$489	$—

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2003	2002
Operating activities
Net income (loss)	$9,103	$(9,004)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,667	1,562
Amortization of deferred stock compensation	11,561	11,988
Compensation expense related to accelerated vesting of stock options	—	360
Compensation expense related to warrants issued in connection with debt arrangements	8	16
Changes in operating assets and liabilities:
Accounts receivable (net of allowances)	(6,134)	(1,193)
Inventories	(114)	825
Deferred income taxes	—	(3,370)
Other current assets	(1,086)	(76)
Other assets	131	47
Accounts payable	912	(945)
Accrued expenses	1,317	1,683
Accrued compensation	2,400	475
Accrued income taxes	3,182	3,770
Deferred revenue	18,575	3,520
Restructuring liabilities	(154)	—

Net cash provided by operating activities	42,368	9,658

Investing activities
Purchase of property and equipment	(5,428)	(1,124)
Cash used in business combination	(474)	—
Purchases of short-term investments	(243,722)	(215,526)
Maturities of short-term investments	215,657	63,750

Net cash used in investing activities	(33,967)	(152,900)

Financing activities
Proceeds from borrowing arrangements	—	944
Principal payments on debt and capital lease obligations	(953)	(908)
Restricted cash	609	1,661
Proceeds from initial public offering of common stock, net	—	168,639
Proceeds from issuance of common stock under employee stock option and purchase plans, net of repurchases	7,995	289
Proceeds from issuance of convertible preferred stock, net	—	29,722
Repayments of stockholders’ notes	367	—

Net cash provided by financing activities	8,018	200,347

Net increase in cash and cash equivalents	16,419	57,105
Cash and cash equivalents at beginning of period	11,153	11,105

Cash and cash equivalents at end of period	$27,572	$68,610

Supplemental disclosures of cash flow information:
Cash paid for interest	$245	$275
Cash paid for taxes	$3,544	$239
Supplemental schedule of non-cash investing and financing activities:
Deferred stock compensation related to options issued below fair market value	$—	$13,461
Reversal of deferred stock compensation for terminated employees	$730	$1,208
Deemed dividends on Series E and F preferred stock	$—	$28,743
Conversion of preferred stock to common stock	$—	$115,007

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003 or for any other future period.

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

Comprehensive income (loss)

Comprehensive income (loss) includes certain unrealized gains and losses that are recorded as a component of stockholders’ equity and excluded from the determination of net income (loss). The Company’s only component of accumulated other comprehensive income (loss) was unrealized losses on investments of approximately $(27,000) and $(78,000) in the three and six months ended March 31, 2003. Accumulated other comprehensive income was approximately $423,000 and $501,000 at March 31, 2003 and September 30, 2002, respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximated fair value at March 31, 2003 and September 30, 2002.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term available-for-sale investments and accounts receivable. The Company places all of its cash equivalents with high credit-rated issuers. Carrying amounts of financial instruments held by the Company, which include cash equivalents, short-term available-for-sale investments, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration. The Company performs ongoing credit evaluations of its customers, generally requires customers to prepay for maintenance and maintains reserves for potential losses. The Company’s customer base is composed of businesses throughout the Americas, which includes North and Latin America, Asia and the Pacific Rim (APAC) and Europe, the Middle East and Africa (EMEA).

Stock-based compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Expenses associated with stock-based compensation are amortized ratably over the vesting periods of the individual awards consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation No. 28. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Options granted to consultants and other non-employees are accounted for in accordance with Emerging Issues Task Force (“EITF”) Consensus No. 96-18, “Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services,” and valued using the Black-Scholes method prescribed by SFAS 123. The options are subject to periodic revaluation over their vesting periods.

The following table illustrates the effect on net income (loss) applicable to common stockholders and net income (loss) per share applicable to common stockholders as if the fair value recognition provisions of SFAS 123 had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net income (loss) applicable to common stockholders	$5,891	$(3,294)	$9,103	$(37,747)
Add: Stock-based employee compensation expense included in reported net income applicable to common stockholders, net of related tax effects	5,469	6,051	11,561	11,988
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,525)	(10,334)	(21,706)	(20,108)

Net income (loss) applicable to common stockholders	$835	$(7,577)	$(1,042)	$(45,867)

Shares used in computing basic net income (loss) per share applicable to common stockholders	78,377	70,573	77,690	49,071

Shares used in computing diluted net income (loss) per share applicable to common stockholders	84,312	70,573	83,603	49,071

Earnings (loss) per share:
Basic net income (loss) per share applicable to common stockholders— as reported	$0.08	$(0.05)	$0.12	$(0.77)

Basic net income (loss) per share applicable to common stockholders—pro forma	$0.01	$(0.11)	$(0.01)	$(0.93)

Diluted net income (loss) per share applicable to common stockholders—as reported	$0.07	$(0.05)	$0.11	$(0.77)

Diluted net income (loss) per share applicable to common stockholders—pro forma	$0.01	$(0.11)	$(0.01)	$(0.93)

The following weighted average assumptions were used in determining the fair value of the Company’s employee and non-employee option plans:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Expected life	3 years	3 years	3 years	3 years
Expected stock price volatility	70%	70%	70%	70%
Risk-free interest rate	2.1%	3.03%	2.1%	3.03%
Dividend yield	None	None	None	None

The fair value of shares issued under the Company’s employee stock purchase plan during the quarter ended March 31, 2003 was estimated using an expected life of 0.91 years, expected price volatility of 84%, a risk-free interest rate of 2.23% and no dividend yield. The fair value for the employee stock purchase plan during the quarter ended March 31, 2002 was estimated using an expected life of 0.47 years, expected price volatility of 84%, a risk-free interest rate of 1.89% and no dividend yield.

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

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal is approved. The Company adopted this pronouncement on January 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the Company’s current financial position or results of operations.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a technology arrangement. It also clarifies that at the time a guarantee is issued, the guarantor must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in the guarantor’s technology arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. The Company adopted FIN 45 in December 2002. The Company does not expect the adoption of FIN 45 to have a material impact on its current financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and will require companies to prominently disclose in both annual and interim financial statements the company’s method of accounting for stock-based employee compensation and the effect of the method used on the company’s financial position and results of operations. The transition guidance and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the interim disclosure requirements of SFAS 148 in Note 3 of these financial statements. The Company will continue to account for its stock purchase plan and stock option plans under the provisions of APB No. 25. SFAS 148 is not anticipated to have a material impact on the Company’s current financial position or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The Company adopted FIN 46 in January 2003. The Company does not currently have any interest in variable entities and, accordingly, does not expect the adoption of FIN 46 to have a material impact on its current financial position or results of operations.

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

Inventories consist of the following (in thousands):

	March 31, 2003	September 30, 2002
Raw materials	$443	$539
Finished goods	1,920	1,710

	$2,363	$2,249

Note 3. Net Income (Loss) Per Share

In accordance with SFAS 128, “Earnings per Share,” basic net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share for the three and six months ended March 31, 2003 gives effect to the dilutive effect of common stock equivalents consisting of stock options and shares subject to repurchase using the treasury stock method. Potentially dilutive securities, consisting of stock options and shares subject to repurchase, have been excluded from the Company’s diluted net loss per share computations for the three and six months ended March 31, 2002 as their inclusion would be antidilutive. The total number of shares excluded from the computation of diluted net loss per share was approximately 10,473,000 for the three and six months ended March 31, 2002.

The following table presents the calculation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net income (loss) applicable to common stockholders	$5,891	$(3,294)	$9,103	$(37,747)

Shares used in computing net income (loss) per share:
Weighted-average shares of common stock outstanding	79,474	73,711	78,975	52,543
Less weighted-average shares subject to repurchase (1)	(1,097)	(3,138)	(1,285)	(3,472)

Shares used in computing basic net income (loss) per share applicable to common stockholders	78,377	70,573	77,690	49,071
Outstanding dilutive stock options and unvested common stock	5,935	—	5,913	—

Shares used in computing diluted net income (loss) per share applicable to common stockholders	84,312	70,573	83,603	49,071

Basic net income (loss) per share applicable to common stockholders	$0.08	$(0.05)	$0.12	$(0.77)

Diluted net income (loss) per share applicable to common stockholders	$0.07	$(0.05)	$0.11	$(0.77)

(1)	The weighted-average shares subject to repurchase represent unvested shares. Employees purchased these shares by exercising options before the options had vested. The unvested shares are subject to a lapsing right of repurchase by the Company at the initial purchase price if the employee ceases to be employed by the Company before the employee satisfies the service requirement, generally four years.

Note 4. Business Combination

On September 18, 2002, the Company completed its acquisition of OneSecure Inc., a developer of intrusion detection and prevention technology. The acquisition of OneSecure expanded the Company’s product portfolio to include an intrusion detection and prevention device, and allowed the Company to enter the intrusion detection and prevention system market. The preliminary purchase price was $60.8 million and the transaction has been accounted for as a purchase. The Company issued 3.2 million shares of its common stock with a fair value of $43.7 million for all of the outstanding stock of OneSecure. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock on The Nasdaq National Market from two days before to two days after the date the transaction was announced, which was $13.71 per share. The Company also assumed all of the outstanding stock options of OneSecure, which were converted into options to purchase approximately 349,000 shares of the Company’s common stock, and issued options to purchase 1.4 million shares of the Company’s common stock, each with an exercise price of $11.65 per share, in connection with the transaction. The fair value of the stock options assumed and issued in connection with the transaction, net of deferred stock compensation, was approximately $15.9 million. The options were valued using the Black-Scholes option pricing model using a volatility factor of 80%, expected lives of two to five years, a risk-free interest rate of 4.3% and a per share market value of $13.71 as described above. The total purchase price also includes an estimate of the direct costs associated with the transaction totaling approximately $1.2 million, including approximately $474,000 of additional costs incurred in the three months ended December 31, 2002.

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

A summary of the adjusted purchase price is as follows (in thousands):

Common stock	$43,687
Outstanding OneSecure stock options, net of deferred stock compensation	2,588
NetScreen stock options issued in connection with the transaction	13,328
Estimated direct costs of the acquisition	1,190

Total purchase price	$60,793

The adjusted purchase price has been allocated as follows (in thousands):

Equipment	$728
Other assets and liabilities, net	897
Restructuring liabilities	(3,118)
Accounts payable	(1,582)

Fair value of net liabilities assumed	(3,075)
In-process research and development	200
Purchased technology	2,450
Technology patent application	2,550
Non-compete agreements	550
Value-added reseller relationships	250
Goodwill	57,281
Deferred stock compensation	587

Total purchase price	$60,793

A summary of intangible assets is as follows (in thousands):

	Gross	Accumulated Amortization	Net
As of March 31, 2003:
Purchased technology	$2,450	$(266)	$2,184
Technology patent application	2,550	(138)	2,412
Non-compete agreements	550	(99)	451
Value-added reseller relationships	250	(27)	223

Total	$5,800	$(530)	$5,270

As of September 30, 2002:
Purchased technology	$2,450	$(20)	$2,430
Technology patent application	2,550	(11)	2,539
Non-compete agreements	550	(8)	542
Value-added reseller relationships	250	(2)	248

Total	$5,800	$(41)	$5,759

The estimated future amortization of intangible assets is as follows (in thousands):

Year ending September 30:
2003 (remaining six months)	$489
2004	978
2005	971
2006	795
2007	773
2008 and thereafter	1,264

Total	$5,270

Note 5. Guarantees

Certain of the Company’s operating lease arrangements include collateral restrictions that require the Company to maintain standby letters of credit as restricted cash. Total restricted cash as of March 31, 2003 was $1.0 million. As of March 31, 2003, approximately $308,000 of the restricted cash was classified as short-term, which will remain restricted for one year after the operating leases expired in December 2002 and February 2003. Approximately $694,000 was classified as long-term for an operating lease expiring in May 2008.

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

Changes in the Company’s estimated product warranty liability during the six months ended March 31, 2003 were as follows (in thousands):

Balance September 30, 2002	$1,693
Additions charged to cost of revenues during the period	300
Settlements made during the period	(74)

Balance March 31, 2003	$1,919

Note 6. Commitments and Contingencies

Commitments

Flash Electronics, Inc. manufactures, assembles and tests the NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-204, NetScreen-208, NetScreen IDP-100 and NetScreen IDP-500 products. Solectron Corporation manufactures, assembles and tests the NetScreen-5200, NetScreen-5400, NetScreen-500, NetScreen-5XP and NetScreen-5XT products. The Company purchases from these manufacturers on a purchase order basis and does not have a long-term supply contract. At March 31, 2003, the Company had noncancelable purchase orders of $5.1 million to Flash Electronics, Inc. and Solectron Corporation.

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

Year ending March 31:
2003	$700
2004	593
2005	570
2006	441
2007	421
Thereafter	239

Total net present value	$2,964

During the three months ended March 31, 2003, the Company made payments on the non-cancelable operating leases that were included in restructuring liabilities. The net present value of the amounts paid during the three months ended March 31, 2003 was approximately $118,000.

Note 8. Business Segment and Significant Customer Information

The Company operates in one business segment, the sale of security solutions for network environments. The Company sells its products and technology to customers in the Americas, APAC and EMEA. Revenues by geographic regions were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Americas	$22,194	$15,179	$39,531	$29,762
APAC	21,961	9,661	44,769	18,282
EMEA	14,187	7,197	25,112	12,966

Total	$58,342	$32,037	$109,412	$61,010

No customer accounted for 10% or more of total revenues in the three or six months ended March 31, 2003 or 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying condensed consolidated financial statements and related notes appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” “intend” or “continue,” or comparable terminology. These forward-looking statements include our expectations about revenue, revenue mix, channel mix, cost of revenues, gross margin and various operating expenses. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those presented below, under the caption “Factors That May Affect Our Business and Future Results of Operations and Financial Condition,” and elsewhere in this report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the period ended September 30, 2002, which was filed on December 30, 2002, as well as other reports that we filed in 2002 and 2003 or will file in 2003. We undertake no obligation to update any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Overview

We develop, market and sell a broad family of integrated network security solutions for enterprises, carriers and government entities. Our security solutions provide key technologies such as firewall, virtual private networking, denial of service protection and intrusion detection and prevention in a line of easy-to-manage security systems and appliances. Our firewall and VPN systems and appliances deliver integrated firewall, virtual private networking and denial of service protection capabilities in a single device using our proprietary application specific integrated circuits, which we refer to as GigaScreen and GigaScreen-II ASICs, and our proprietary security operating system, ScreenOS. Our intrusion detection and prevention appliances run a secure version of the Linux operating system and use proprietary software and multiple detection methods to identify network attacks. Our products are based on industry standard communication protocols and can be combined with our management software so that they can be easily integrated into networks, easily managed and will interoperate with other security devices and applications.

On September 18, 2002, we completed our acquisition of OneSecure, Inc., a provider of network intrusion detection and prevention solutions. We issued 3.2 million shares of our common stock for all the outstanding stock of OneSecure. We also assumed all of the outstanding stock options of OneSecure, which were converted into options to purchase approximately 349,000 shares of our common stock, and issued options to purchase 1.4 million shares of our common stock in connection with the transaction. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of $60.8 million has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. OneSecure’s results of operations have been included in our consolidated results of operations from the date of acquisition. As a result of the acquisition, we recorded goodwill of $57.3 million and other intangible assets of $5.8 million. In accordance with provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill resulting from the acquisition will not be amortized, but will be reviewed periodically for impairment. The other intangible assets will be amortized on a straight-line basis over estimated useful lives of three to ten years. Achieving the anticipated benefits of the merger will depend, in part, upon whether the operations, products and technology of OneSecure can be integrated with our operations, products and technology in a timely and cost-effective manner. The process of combining the two companies is a complex, expensive and time-consuming process and may cause an interruption of, or loss of momentum in, the development and sales activities and operations of both companies. Likewise, we may not be able to effectively combine OneSecure’s technologies into our own products, successfully market or enhance OneSecure’s line of intrusion detection and prevention products, or offer a viable combined hardware or management product that addresses the needs of our customers. We cannot assure you that any part or all of the integration will be accomplished on a timely basis, or at all.

We derive a substantial portion of our revenues from outside the Americas, which includes North and Latin America. Revenues from outside the Americas were 63.9% in the six months ended March 31, 2003, compared to 51.2% in the six months ended March 31, 2002. Specifically, revenues from Asia and the Pacific Rim (APAC) accounted for approximately 40.9% and 30.0% of our total revenues in the six months ended March 31, 2003 and 2002, respectively. Revenues from Europe, the Middle East and Africa (EMEA) accounted for approximately 23.0% and 21.2% of our total revenues in the six months ended March 31, 2003 and 2002, respectively. The increase in revenues from outside the Americas as a percentage of total revenues was primarily attributable to continued strength in the large enterprise and service provider markets in APAC and increased demand for our products in international markets. We cannot assure you that we will be able to maintain or increase the demand for our products in international markets or that regional challenges such as economic downturns, the outbreak of hostilities or the emergence of severe acute respiratory syndrome (SARS) will not have an adverse impact on our performance in international markets.

We have experienced consecutive improvements in revenues and net income (loss) before deemed dividend in each quarter of fiscal 2002 and during the first two quarters of fiscal 2003. We first achieved profitability on a generally accepted accounting principles (GAAP) basis in the quarter ended December 31, 2002, and we have remained profitable on a GAAP basis in the subsequent quarter ended March 31, 2003. Prior to the quarter ended December 31, 2002, we had incurred significant losses in each fiscal period since our inception. As of March 31, 2003, we had an accumulated deficit of $123.4 million. In the first through fourth quarters of fiscal 2002, our revenues were $29.0 million, $32.0 million, $36.4 million and $41.1 million, respectively, and our net loss before deemed dividend was $5.7 million, $3.3 million, $2.4 million and approximately $925,000, respectively. In the first and second quarters of fiscal 2003, our revenues were $51.1 million and $58.3 million, respectively, and our net income was $3.2 million and $5.9 million, respectively. We cannot assure you that our revenues will continue to grow at the same rate as in the past or at all, or that we will maintain profitability in future periods. In addition, our revenue recognition is dependent on many factors, some of which are outside our control, including sell-through reports from distributors, the aggregate value of direct shipments to end users and the timing of new product introductions for technically complex products.

We recorded a deemed dividend of $27.6 million in the three months ended December 31, 2001 related to our October 2001 issuance of Series F preferred stock at a price subsequently deemed to be below its fair value. The deemed dividend was calculated based on the difference between the assumed fair market value on the date the Series F preferred stock was issued and the purchase price of the Series F preferred stock. We also recorded deemed dividends of $1.1 million in the three months ended December 31, 2001 to account for cumulative dividend rights attributable to our Series E and F preferred stock. At the time of our initial public offering (“IPO”), all of our outstanding preferred stock converted to common stock and all dividend rights, as well as voting and liquidation rights, attributable to the preferred stock terminated. No dividends were paid on the preferred stock.

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

Our gross margin has been, and will continue to be, affected by a variety of factors, including competition, the mix and average selling prices of products, maintenance and services, new product introductions and enhancements, the availability and cost of components and manufacturing labor, fluctuations in manufacturing volumes and the mix of distribution channels through which our products are sold. Our overall gross margin will be adversely affected by price declines if we are unable to reduce costs on existing products and do not continue to introduce new products with higher margins.

Research and development expenses consist of salaries and related expenses for development and engineering personnel, fees paid to consultants, license fees paid to third parties and prototype costs related to the design, development, testing and enhancement of our ASICs, security systems and appliances, ScreenOS, management applications and VPN client software. We expense our research and development costs as they are incurred. Several components of our research and development efforts require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. We are devoting substantial resources to the continued development of new products. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. As a result, we expect our research and development expenses to increase substantially in absolute dollars in the upcoming quarter.

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and sales support functions and costs associated with promotional and other marketing activities. We intend to expand our sales operations substantially, both domestically and internationally, in order to increase sales of our products. In addition, we believe part of our future success will be dependent upon establishing successful relationships with a variety of additional resellers in other countries. We expect that sales and marketing expenses will increase substantially in absolute dollars in the upcoming quarter as we expand our domestic and international sales efforts, hire additional sales and marketing personnel and initiate additional marketing programs.

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

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Expenses associated with stock-based compensation are amortized ratably over the vesting periods of the individual awards consistent with the method described in FASB Interpretation No. 28. During the three months ended December 31, 2001, in connection with the grant of stock options to employees, we recorded deferred stock compensation of $13.5 million representing the difference between the exercise price and the deemed fair value for financial reporting purposes of the common stock on the date these stock options were granted. We also recorded deferred stock compensation of approximately $587,000 in the fourth quarter of fiscal 2002, representing the intrinsic value of unvested stock options assumed in connection with the acquisition of OneSecure. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right lapses over time. Deferred stock compensation is included as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the individual award, generally four years, consistent with the method described in FASB Interpretation No. 28. During the three months ended March 31, 2003 and 2002, we recorded amortization of deferred stock compensation of $5.5 million and $6.1 million, respectively. During the six months ended March 31, 2003 and 2002, we recorded amortization of deferred stock compensation of $11.6 million and $12.0 million, respectively. This deferred stock compensation expense relates to stock options granted to individuals in all cost of revenues and operating expense categories and has been included in those categories. At March 31, 2003, $28.6 million of deferred stock compensation related to employee stock options remained unamortized. This amount will be amortized as follows (in thousands):

Year ending September 30:
2003 (remaining six months)	$11,975
2004	11,951
2005	4,455
2006	263

Total deferred stock compensation	$28,644

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

Revenue recognition—distributors and value-added resellers

We sell to value-added resellers and distributors. We derived approximately 93.5% of our total revenues from value-added resellers and distributors in the six months ended March 31, 2003. We defer revenue on sales to our distributors until the distributor has sold our products to its customers. Our agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the prices of our products. Our agreements with value-added resellers typically do not include stock rotation or price protection rights. At the time of shipment to value-added resellers, we reserve for estimated returns and exchanges. These revenue reserves are estimated and adjusted periodically based on historical rates of returns and allowances, inventory levels for value-added resellers that submit inventory or sell-through reports, the volume of sales to value-added resellers that we ship directly to end customers, and for sales to value-added resellers that do not submit inventory or sell-through reports, accounts receivable balances, payment history and other related factors. These reserves require the exercise of our judgment in determining if historical experience applies to new products, and to new distributors and value-added resellers. If our estimate of returns and exchanges is too low, additional charges will be incurred in future periods, and these additional charges could have a material adverse effect on our financial position and results of operations.

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

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Revenues

Product Revenues. Revenues from sales of our products increased 80.9% to $47.9 million in the three months ended March 31, 2003 from $26.5 million in the three months ended March 31, 2002. This increase was primarily attributable to increased sales of all product categories, principally an increase in revenue recognized from our mid-range products, including revenue from shipments made in the quarter and deferred revenue recognized from shipments in prior quarters. Hardware revenue units increased to approximately 29,000 units in the three months ended March 31, 2003 from approximately 18,000 units in the three months ended March 31, 2002.

Maintenance and Service Revenues. Revenues from maintenance and services increased 87.7% to $10.4 million in the three months ended March 31, 2003 from $5.5 million in the three months ended March 31, 2002. This increase was the result of the higher volume of products shipped and the related recognition of revenues associated with the portion of product revenues attributable to maintenance and services over the applicable maintenance period, as well as increased customer purchases of enhanced service offerings and renewals of maintenance contracts across a larger installed base of customers.

No single customer accounted for 10% or more of our total revenues in the three months ended March 31, 2003 or 2002.

We cannot assure you that our revenues will continue to increase in absolute dollars at the rate at which they have grown in recent periods or at all.

Cost of Revenues; Gross Margin

Product Cost of Revenues. Product cost of revenues increased 61.9% to $10.6 million in the three months ended March 31, 2003 from $6.6 million in the three months ended March 31, 2002. This increase reflects the greater quantity of products sold, partially offset by reductions in the prices at which we purchase our products from our manufacturers. Product cost of revenues includes stock-based compensation and amortization of intangible assets of approximately $597,000 and $411,000 for the three months ended March 31, 2003 and 2002, respectively.

Product Gross Margin. Product gross margin, including stock-based compensation and amortization of intangible assets, as a percentage of product revenues increased to 77.8% in the three months ende d March 31, 2003 from 75.2% in the three months ended March 31, 2002. The increase in product gross margin was primarily attributable to increased sales and improved selling prices of our higher-margin mid-range products. The increase in product gross margin was also attributable to reductions in the prices at which we purchase our products from our manufacturers. We expect our selling prices and product gross margin to decline over time.

Maintenance and Service Cost of Revenues. Maintenance and service cost of revenues increased 64.6% to $3.2 million in the three months ended March 31, 2003 from $2.0 million in the three months ended March 31, 2002. This increase was primarily related to the expansion of our customer support infrastructure and the larger installed base of products for which we provide service. Maintenance and service cost of revenues includes stock-based compensation of approximately $277,000 and $238,000 in the three months ended March 31, 2003 and 2002, respectively.

Maintenance and Service Gross Margin. Maintenance and service gross margin, including stock-based compensation, as a percentage of maintenance and service revenues was 68.9% in the three months ended March 31, 2003 compared to 64.6% in the three months ended March 31, 2002. The increase in maintenance and service gross margin was primarily attributable to our ability to support higher service revenues with our existing organization and support infrastructure. We expect our maintenance and service gross margin to decline over time.

Operating Expenses

Research and Development Expenses. Research and development expenses increased 34.6% to $11.1 million in the three months ended March 31, 2003 from $8.2 million in the three months ended March 31, 2002. Research and development expenses represented 19.0% and 25.7% of total revenues for the three months ended March 31, 2003 and 2002, respectively. The dollar increase was primarily attributable to increased personnel costs and related support costs as a result of increased headcount. Research and development expenses include stock-based compensation and amortization of intangible assets of $2.0 million and $1.9 million in the three months ended March 31, 2003 and 2002, respectively.

Sales and Marketing Expenses. Sales and marketing expenses increased 33.7% to $20.0 million in the three months ended March 31, 2003 from $15.0 million in the three months ended March 31, 2002. Sales and marketing expenses were 34.3% and 46.8% of total revenues for the three months ended March 31, 2003 and 2002, respectively. The dollar increase was primarily related to the expansion of our sales and marketing organizations, including increased compensation-related expenses resulting from the growth of our sales force and higher commissions expense associated with increased revenues. Sales and marketing expenses include stock-based compensation and amortization of intangible assets of $2.2 million and $2.8 million in the three months ended March 31, 2003 and 2002, respectively.

General and Administrative Expenses. General and administrative expenses increased 15.8% to $4.9 million in the three months ended March 31, 2003 from $4.2 million in the three months ended March 31, 2002. General and administrative expenses were 8.3% and 13.1% of total revenues for the three months ended March 31, 2003 and 2002, respectively. The dollar increase was primarily related to increased personnel costs and related support costs as a result of increased headcount. General and administrative expenses include stock-based compensation of approximately $656,000 and $691,000 in the three months ended March 31, 2003 and 2002, respectively.

Stock-based Compensation. During the three months ended March 31, 2003 and 2002, we recorded stock-based compensation expense of $5.5 million and $6.1 million, respectively. As of March 31, 2003, $28.6 million of deferred stock compensation remained to be amortized over the next eleven quarters.

Amortization of Intangible Assets. During the three months ended March 31, 2003 and 2002, we recorded amortization of intangible assets of approximately $245,000 and $0, respectively. The amortization of intangible assets is associated with the OneSecure acquisition that we completed in September 2002 and will continue until fiscal 2012. As of March 31, 2003, $5.3 million of intangible assets remained unamortized.

Interest and Other Income, Net

Interest and other income, net, was $1.0 million in both the three months ended March 31, 2003 and 2002. The impact of higher average cash, cash equivalents and short-term investment balances was offset by lower average investment income yield.

Provision for Income Taxes

We recorded an income tax provision of $3.6 million and approximately $339,000 for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, the provision for income taxes represented federal alternative minimum taxes, state taxes and foreign taxes and also reflected the impact of non-deductible deferred stock-based compensation expense for a GAAP effective tax rate of 38.1%.

For the three months ended March 31, 2002, the provision for income taxes represented federal income taxes and income taxes payable on income generated in non-U.S. tax jurisdictions for which no U.S. tax benefit was recognizable.

Results of Operations for the Six Months Ended March 31, 2003 and 2002

Revenues

Product Revenues. Revenues from sales of our products increased 78.7% to $90.4 million in the six months ended March 31, 2003 from $50.6 million in the six months ended March 31, 2002. This increase was primarily attributable to increased sales of all product categories and an increase in revenue recognized from our mid-range products, including revenue from shipments made in the period and deferred revenue recognized from shipments in prior quarters. Hardware revenue units increased to approximately 56,000 units in the six months ended March 31, 2003 from approximately 34,000 units in the six months ended March 31, 2002.

Maintenance and Service Revenues. Revenues from maintenance and services increased 82.6% to $19.0 million in the six months ended March 31, 2003 from $10.4 million in the six months ended March 31, 2002. This increase was the result of the higher volume of products shipped and the related recognition of revenues associated with the portion of product revenues attributable to maintenance and services over the applicable maintenance period, as well as increased customer purchases of enhanced service offerings and renewals of maintenance contracts across a larger installed base of customers.

No single customer accounted for 10% or more of our total revenues in the six months ended March 31, 2003 or 2002.

We cannot assure you that our revenues will continue to increase in absolute dollars or at the rate at which they have grown in recent periods or at all.

Cost of Revenues; Gross Margin

Product Cost of Revenues. Product cost of revenues increased 43.7% to $19.9 million in the six months ended March 31, 2003 from $13.9 million in the six months ended March 31, 2002. This increase reflects the greater quantity of products sold, partially offset by reductions in the prices at which we purchase our products from our manufacturers. Product cost of revenues includes stock-based compensation and amortization of intangible assets of $1.2 million and approximately $821,000 for the six months ended March 31, 2003 and 2002, respectively.

Product Gross Margin. Product gross margin including stock-based compensation and amortization of intangible assets, as a percentage of product revenues increased to 78.0% in the six months ended March 31, 2003 from 72.6% in the six months ended March 31, 2002. The increase in product gross margin was primarily attributable to increased sales and improved selling prices of our higher-margin mid-range products. The increase in product gross margin was also attributable to reductions in the prices at which we purchase our products from our manufacturers. We expect our selling prices and product gross margin to decline over time.

Maintenance and Service Cost of Revenues. Maintenance and service cost of revenues increased 78.5% to $5.6 million in the six months ended March 31, 2003 from $3.2 million in the six months ended March 31, 2002. This increase was primarily related to increases in costs related to the expansion of our customer support infrastructure and the larger installed base of products for which we provide service. Maintenance and service cost of revenues includes stock-based compensation of approximately $554,000 and $468,000 for the six months ended March 31, 2003 and 2002, respectively.

Maintenance and Service Gross Margin. Maintenance and service gross margin, including stock-based compensation, as a percentage of maintenance and service revenues was 70.3% in the six months ended March 31, 2003 compared to 69.6% in the six months ended March 31, 2002. The increase in maintenance and service gross margin was primarily attributable to our ability to support higher service revenues with our existing organization and support infrastructure. We expect our maintenance and service gross margin to decline over time.

Operating Expenses

Research and Development Expenses. Research and development expenses increased 33.6% to $20.9 million in the six months ended March 31, 2003 from $15.6 million in the six months ended March 31, 2002. These expenses represented 19.1% and 25.6% of total revenues for the six months ended March 31, 2003 and 2002, respectively. The dollar increase was primarily attributable to increased personnel costs and related support costs as a result of increased headcount. Research and development expenses include stock-based compensation and amortization of intangible assets of $4.0 million and $3.8 million in the six months ended March 31, 2003 and 2002, respectively.

Sales and Marketing Expenses. Sales and marketing expenses increased 35.9% to $40.2 million in the six months ended March 31, 2003 from $29.6 million in the six months ended March 31, 2002. Sales and marketing expenses were 36.7% and 48.5% of total revenues for the six months ended March 31, 2003 and 2002, respectively. The dollar increase was primarily related to the expansion of our sales and marketing organizations, including increased compensation-related expenses resulting from the growth of our sales force and higher commissions expense associated with increased revenues and, to a lesser extent, increased marketing-related program costs. Sales and marketing expenses include stock-based compensation and amortization of intangible assets of $4.9 million and $5.6 million in the six months ended March 31, 2003 and 2002, respectively.

General and Administrative Expenses. General and administrative expenses increased 7.3% to $9.0 million in the six months ended March 31, 2003 from $8.4 million in the six months ended March 31, 2002. General and administrative expenses were 8.3% and 13.8% of total revenues for the six months ended March 31, 2003 and 2002, respectively. The dollar increase was primarily attributable to increased personnel costs and related support costs as a result of increased headcount, partially offset by a reduction in bad debt expense. General and administrative expenses include stock-based compensation of $1.4 million and $1.3 million in the six months ended March 31, 2003 and 2002, respectively.

Stock-based Compensation. During the six months ended March 31, 2003 and 2002, we recorded stock-based compensation expense of $11.6 million and $12.0 million, respectively. As of March 31, 2003, $28.6 million of deferred stock compensation remained to be amortized over the next eleven quarters.

Amortization of Intangible Assets. During the six months ended March 31, 2003 and 2002, we recorded amortization of intangible assets of approximately $489,000 and $0, respectively. The amortization of intangible assets is associated with the OneSecure acquisition that we completed in September 2002 and will continue until fiscal 2012. As of March 31, 2003, $5.3 million of intangible assets remained unamortized.

Interest and Other Income, Net

Interest and other income, net, was $2.1 million in the six months ended March 31, 2003 compared to interest and other income, net, of approximately $1.3 million in the six months ended March 31, 2002. The increase in interest and other income, net, was primarily a result of increased interest income earned on higher average cash, cash equivalent and short-term investment balances in the six months ended March 31, 2003, partially offset by lower investment income yield.

Provision for Income Taxes

We recorded an income tax provision of $6.7 million and approximately $639,000 for the six months ended March 31, 2003 and 2002, respectively. For the six months ended March 31, 2003, the provision for income taxes represented federal alternative minimum taxes, state taxes and foreign taxes and also reflected the impact of non-deductible deferred stock-based compensation expense for a GAAP effective tax rate of 42.4%.

For the six months ended March 31, 2002, the provision for income taxes represented federal income taxes and income taxes payable on income generated in non-U.S. tax jurisdictions for which no U.S. tax benefit was recognizable.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of our equity securities. Prior to our IPO, we raised a total of $82.6 million through the private sale of convertible preferred stock. In December 2001, we completed the sale of 11,500,000 shares of common stock in our IPO. We realized net proceeds of $168.6 million upon the close of the IPO.

Net cash provided by operating activities was $42.4 million for the six months ended March 31, 2003, compared to $9.7 million for the six months ended March 31, 2002. Net cash provided by operating activities for the six months ended March 31, 2003 was primarily the result of cash generated from our net income, after adjusting for non-cash operating expenses of $23.3 million and an increase in deferred revenue. The net cash provided by operating activities for the six months ended March 31, 2002 was primarily the result of cash generated from our net loss, after adjusting for non-cash operating expenses, of $4.9 million and increases in accrued expenses and deferred revenue.

Net cash used in investing activities for the six months ended March 31, 2003 and 2002 was $34.0 million and $152.9 million, respectively. Net cash used in investing activities was almost entirely due to net purchases of short-term investments in both periods.

Net cash provided by financing activities for the six months ended March 31, 2003 was $8.0 million, compared to $200.3 million in the six months ended March 31, 2002. Net cash provided by financing activities for the six months ended March 31, 2003 was primarily due to net proceeds from the issuance of common stock under employee stock option and purchase plans, partially offset by principal payments on debt and lease obligations. Net cash provided by financing activities for the six months ended March 31, 2002 was primarily due to the net proceeds from our IPO and the sale of our Series F convertible preferred stock.

As of March 31, 2003, our principal source of liquidity was $294.3 million of cash, cash equivalents and short-term investments. At that date, we had future minimum lease payments under non-cancelable operating leases of $15.8 million and long-term debt and restructuring obligations, including the current portion, of $5.3 million. At March 31, 2003, we had no material commitments for capital expenditures, but we expect to spend between $5.0 million and $7.0 million during the remaining six months of fiscal 2003 on capital expenditures related to operational infrastructure.

In February 2001, we entered into an equipment leasing arrangement of $514,000. The lease is payable in monthly installments of principal and interest of approximately $15,000 through February 2004. As of March 31, 2003, approximately $159,000 was outstanding under this arrangement.

In April 2001, we entered into a loan and security agreement under which we could borrow up to $3.5 million to finance eligible equipment purchases. The lender has a security interest in the purchased equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 3.75% and are payable in equal monthly installments over a three-year term. A final payment equal to 9% of the amount borrowed, due at the end of the three-year term, has been treated as an additional finance charge and is being amortized over the term of the loan. We are not required to meet any financial covenants under this agreement. The available commitment expired on November 30, 2001. As of March 31, 2003, we had borrowed $2.0 million at an annual interest rate of 8.2% under this agreement, of which approximately $924,000 was outstanding.

In August 2001, we entered into a loan and security agreement under which we could borrow up to $3.0 million to finance eligible equipment purchases. The lender has a security interest in the purchased equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 9.5% and are payable in equal monthly installments over terms ranging from 33 to 36 months. We are required to maintain an unrestricted domestic cash balance of $11.0 million while borrowings are outstanding under the agreement. The available commitment expired on November 30, 2001. As of March 31, 2003, we had borrowed $1.3 million at an annual interest rate of 13.8% and approximately $944,000 at an annual rate of 13.3% under this arrangement. The total amount outstanding under this arrangement was $1.2 million as of March 31, 2003.

In August 2000, we entered into a lease for approximately 51,000 square feet of office space in Sunnyvale, California, which commenced on January 21, 2001 and terminated on February 14, 2003. The lease was secured by a $746,000 standby letter of credit as of March 31, 2003, which remains in place pending the completion of certain activities to return the leased space to its original condition.

In October 2002, we entered into a lease for a new approximately 156,000 square foot corporate headquarters in Sunnyvale, California. Rent payments under the lease are approximately $231,000 per month and commence February 14, 2003. The lease terminates on May 13, 2008. Under the terms of the lease, we may lease an additional approximately 22,000 square feet in the facility at an additional monthly rent of approximately $32,000. We can exercise this option to lease the additional space at anytime through February 14, 2004. The lease was secured by a $694,000 standby letter of credit as of March 31, 2003.

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

We have entered into several leases for domestic and foreign sales office facilities. The leases expire at various dates through August 2005. The related cost of the leases is approximately $99,000 per month.

Flash Electronics, Inc. manufactures, assembles and tests the NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-204, NetScreen-208, NetScreen IDP-100 and NetScreen IDP-500 products. Solectron Corporation manufactures, assembles and tests the NetScreen-5200, NetScreen-5400, NetScreen-500, NetScreen-5XP and NetScreen-5XT products. We purchase from these manufactures on a purchase order basis, and do not have long-term supply contracts. At March 31, 2003, we had noncancelable purchase orders of $5.1 million to Flash Electronics, Inc. and Solectron Corporation.

A summary of our obligations and commitments are as follows (in thousands):

		Payments Due by Period
	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Debt and capital lease obligations	$2,324	$1,662	$662	$—	$—
Restructuring liabilities	2,964	700	1,604	660	—
Noncancelable inventory purchase commitments	5,143	5,143	—	—	—
Operating leases	15,753	3,769	8,872	3,112	—

Total contractual cash obligations	$26,184	$11,274	$11,138	$3,772	$—

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal is approved. We adopted this pronouncement on January 1, 2003. The adoption of this pronouncement is not expected to have a material impact on our current financial position or results of operations.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a technology arrangement. It also clarifies that at the time a guarantee is issued, the guarantor must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in the guarantor’s technology arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. We adopted FIN 45 in December 2002. We do not expect the adoption of FIN 45 to have a material impact on our current financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and will require companies to prominently disclose in both annual and interim financial statements the company’s method of accounting for stock-based employee compensation and the effect of the method used on the company’s financial position and results of operations. The transition guidance and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We are required to adopt the interim disclosure requirements of SFAS 148 for financial statements in our fiscal quarter ended March 31, 2003. We will continue to account for our stock purchase plan and stock option plans under the provisions of APB No.25. SFAS 148 is not anticipated to have a material impact on our current financial position or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. We adopted FIN 46 in January 2003. We do not currently have any interest in variable entities and, accordingly, do not expect the adoption of FIN 46 to have a material impact on our current financial position or results of operations.

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

Prolonged weakness in the Internet infrastructure, network security and related markets may decrease our revenues and margins.

The market for our products depends on economic conditions affecting the broader Internet infrastructure, network security and related markets. Prolonged weakness in these markets may cause enterprises and carriers to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, our customers such as distributors, value-added resellers and carriers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues, gross margins and operating margins. In addition, general economic uncertainty caused by potential hostilities involving the United States, terrorist activities, the decline in specific markets such as the service provider market in the United States, and the general decline in capital spending in the information technology sector make it difficult to predict changes in the purchase and network requirements of our customers and the markets we serve. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, our revenues, gross margins and operating margins may decline and make it necessary for us to gain significant market share from our competitors in order to achieve our financial goals and maintain profitability.

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

Current and potential competitors in our market include the following, all of which sell worldwide or have a presence in most of the major geographical markets for their products:

•	firewall and VPN software vendors, such as Check Point Software Technologies Ltd. and Symantec Corporation;

•	network equipment manufacturers, such as Cisco Systems, Inc., Lucent Technologies Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers, such as SonicWALL, Inc., WatchGuard Technologies, Inc. and Symantec Corporation;

•	intrusion detection system vendors, such as Internet Security Systems, Inc., Cisco Systems, Inc., Network Associates, Inc. and Enterasys Networks, Inc.;

•	low-cost network hardware suppliers with products that include network security functionality; and

•	emerging intrusion detection and other security companies that may position their systems as replacements for our products.

Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. In addition, some of our competitors currently combine their products with other companies’ networking and security products to compete with our products. These competitors also often combine their sales and marketing efforts to compete with our products. This competition may result in reduced prices, lower gross and operating margins and longer sales cycles for our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, or reduce prices for their products over a sustained period of time, our ability to successfully sell our products, increase revenue or meet our or investor expectations could be adversely affected.

We may not be successful in integrating the operations of OneSecure or any other future acquisitions.

On September 18, 2002, we completed the acquisition of OneSecure, Inc. Achieving the anticipated benefits of the merger will depend in part upon whether we can integrate the operations, products and technology of OneSecure with our operations, products and technology in a timely and cost-effective manner. The process of combining two companies is complex, expensive and time consuming and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. We cannot assure you that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating OneSecure, or any other companies we may seek to acquire in the future, involves a number of other risks, including, but not limited to:

•	adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;

•	difficulties in integrating or an inability to retain the employees of the acquired company;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, and financial and operational data;

•	difficulties in integrating the technologies of the acquired company into our products;

•	unanticipated costs or the incurrence of unknown liabilities;

•	potential incompatibility of business cultures;

•	any perceived adverse changes in business focus;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	potential dilution to existing stockholders if we have to incur debt or issue equity securities to pay for any future acquisitions;

•	additional expenses associated with the amortization of intangible assets; and

•	an inability to maintain uniform standards, controls, procedures and policies.

In addition, the integration of certain operations following any merger will require the time and attention of our management, which may distract attention from the day-to-day business of the combined company. Failure to effectively integrate the operations of OneSecure, or any other companies we may seek to acquire in the future, could have an adverse effect on our business, financial condition and results of operations.

Failure to successfully develop and introduce new products or product enhancements and address evolving standards in the network security industry would cause our revenues to decline.

We may not be able to develop new products or product enhancements in a timely manner, or at all. Any failure to develop or introduce these new products and product enhancements might cause our existing products to be less competitive, may adversely effect our ability to sell solutions to address large customer deployments and, as a consequence, our revenues may decline. In addition, the introduction of products embodying new technologies could render our existing products obsolete, which would have a direct, adverse effect on our market share and revenues. Any failure of our future products or product enhancements to achieve market acceptance could cause our revenue to be below our or investor expectations and our operating results could be adversely affected.

The market for network security products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect to continue to introduce new products and enhancements to existing products to address current and evolving customer requirements and broader networking trends and vulnerabilities. We also expect to develop products with strategic partners and incorporate third-party advanced security capabilities into our products. In addition, we expect to continue to introduce products and enhancements to existing products to address the needs of larger customers that will require greater levels of complexity and support than we have delivered in the past. Some of these new products and enhancements may require us to develop new hardware architectures and ASICs that involve complex and time consuming processes. In developing and introducing our products, we have made, and will continue to make, assumptions with respect to which features, security standards, performance criteria and support levels will be required by our customers. If we implement features, security standards, performance criteria and support levels that are different from those required by our customers, market acceptance of our products may be significantly reduced or delayed, which would harm our ability to penetrate existing or new markets.

The unpredictability of our quarterly results may cause the trading price of our common stock to decline.

Our quarterly revenues and operating results have varied in the past and will likely continue to vary in the future due to a number of factors, many of which are outside of our control. Any of these factors could cause the price of our common stock to decline. The primary factors that may affect our revenues and operating results include the following:

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

Our business may suffer due to risks associated with international sales and operations.

Revenues from outside of the Americas were 63.9% of our total revenues for the six months ended March 31, 2003 and 55.3% of our total revenues for the year ended September 30, 2002. We expect revenues from outside of the Americas will continue to represent a substantial portion of our total revenues for the foreseeable future.

We may not be able to maintain or increase international market demand or international revenues from our products. For example, general economic conditions in international markets can fluctuate and downturns in these markets could have a significant adverse impact on our ability to meet public market expectations and achieve profitability. Also, as agreements with international distributors expire, we may be unable to renew our distributor agreements on favorable terms or make alternative arrangements with other distributors. If we are unable to maintain or increase international market demand and revenues from our products, our revenues and operating results would be adversely affected.

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

The health crisis related to SARS may adversely affect our business operations.

The recent health crisis in Asia related to SARS has led us to restrict non-essential travel to the APAC region and cancel a sales conference. If travel restrictions, quarantines and closures of public areas in Asia continue, or expand throughout or beyond the region, such actions may have a negative impact on our business operations as well as those of our third party manufacturers, such as Solectron Corporation, and lead to delays of sales and manufacturing which could adversely affect our business operations.

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

Even after making the decision to purchase our products, our end customers may not deploy our products broadly within their networks. The timing of implementation can vary widely and depends on the skill set of the end customer, the size of the network deployment, the complexity of the end customer’s network environment and the degree of hardware and software configuration necessary to deploy our products. End customers with large networks usually expand their networks in large increments on a periodic basis and large deployments and purchases of our security systems also require a significant outlay of capital from end customers. If our end customers delay implementation of our products due to these factors, our revenue could be below our expectations and our operating results could be adversely affected.

Our limited history with our newer products makes it difficult to evaluate our business and prospects.

We introduced several new system and appliance products in 2002. As a result of our limited history with these products, it may be difficult to plan operating expenses or forecast our revenues accurately. Our assumptions about customer or network requirements may be wrong. The revenue and income potential of these products is unproven and the markets addressed by these products are volatile. Likewise, we may not be able to effectively combine OneSecure’s technologies into our own products, successfully market or enhance OneSecure’s line of IDP appliances, or offer a viable combined hardware or management product that addresses the needs of our customers. If such products fail to gain market acceptance, our revenue could be below our or investor expectations and our operating results could be adversely affected.

If we fail to develop or maintain relationships with value-added resellers or distribution partners, or if our value-added resellers or distribution partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

We derived approximately 93.5% of our total revenues from value-added resellers and distributors in the six months ended March 31, 2003. In the year ended September 30, 2002, we derived approximately 86.9% of our total revenues from value-added resellers and distributors. We expect our revenues to continue to depend in large part on the performance of these third-party distributors and resellers. In addition, our value-added resellers and distributors may be unsuccessful in selling our products and services, may sell products and services that are competitive with ours, may devote more resources to competitive products and may cease selling our products and services altogether. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. If we fail to develop and maintain additional relationships with these distribution partners, or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

Our reliance on third parties to manufacture, assemble, test and fulfill orders for our products could cause a delay in our ability to fill orders, which might cause us to lose sales.

Flash Electronics, Inc. manufactures, assembles, tests and fulfills orders for the NetScreen-100, NetScreen-50, NetScreen-25, NetScreen-204, NetScreen-208, NetScreen IDP-500 and NetScreen IDP-100 products at its Fremont, California facility. Solectron Corporation manufactures, assembles, tests and fulfills orders for the NetScreen-5400, NetScreen-5200 and NetScreen-500 products at its San Jose, California facility and the NetScreen-5XP and NetScreen-5XT products at its facility in China. We currently do not have a long-term supply contract with either Flash Electronics or Solectron, and we purchase from these manufacturers on a purchase order basis. If we should fail to manage our relationship with Flash Electronics or Solectron effectively, or if either of these manufacturers experiences delays, disruptions or quality control problems in its manufacturing and order fulfillment operations, our ability to ship products to our customers could be delayed.

The absence of dedicated capacity with Flash Electronics and Solectron means that, with little or no notice, they could refuse to continue manufacturing some or all of our products. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required or choose to change contract manufacturers, we could lose revenues and damage our customer relationships.

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

We rely on single or limited sources for several key components.

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

We achieved profitability on a GAAP basis for the first time in the three months ended December 31, 2002. Prior to the quarter ended December 31, 2002, we had incurred significant losses since our inception in October 1997. We may incur losses in the future. As of March 31, 2003, we had an accumulated deficit of $123.4 million. We had net losses applicable to common stockholders of $41.1 million for the year ended September 30, 2002, $34.2 million for the year ended September 30, 2001, and $33.7 million for the year ended September 30, 2000. We expect to continue to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, we will need to continue generating higher revenues to maintain profitability. Revenue growth depends on many factors, including those described elsewhere in these “Factors That May Affect Our Business and Future Results of Operations and Financial Condition.” Our revenues may not grow, our gross margins and operating margins may decline and we may not maintain profitability. A failure to maintain profitability could cause our stock price to decline.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our results of operations.

Our international sales are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less price competitive in international markets, affect our customers’ ability to pay amounts due and negatively impact our revenues from international operations. Additionally, in the future we may elect to invoice some of our international customers in local currency, which could subject our revenues related to such customers to fluctuations in exchange rates between the U.S. dollar and the local currency.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of March 31, 2003, we had nine patent applications pending in the United States relating to our products, three of which have been extended to other countries. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control the use, access to and distribution of our software, documentation and other proprietary information. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

We will record substantial expenses related to our issuance of stock options that will have a material negative impact on our results of operations.

We have granted stock options under our stock option plans since November 1997. We are required to recognize, as a reduction of stockholders’ equity, deferred stock compensation expense equal to the difference between the deemed fair market value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. This expense is amortized over the vesting period of the applicable options, generally four years, using the straight-line vesting method. At March 31, 2003, approximately $28.6 million of deferred stock compensation expense related to employee stock options remained unamortized. The resulting amortization expense will have a material negative impact on our results of operations in future periods through the quarter ending December 31, 2005.

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

The market prices of the securities of technology-related companies have been extremely volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow slower than investors anticipate, if operating or capital expenditures exceed our expectations and cannot be reduced appropriately, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for technology-related stocks or the stock market in general experiences a continued or greater loss in investor confidence or otherwise fails, the market price of our common stock could decline for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. General political or economic conditions, such as an outbreak of war, a recession or interest rate or currency rate fluctuations, could also cause the market price of our common stock to decline. Our common stock has experienced, and is likely to continue to experience, these fluctuations in price, regardless of our performance.

The concentration of our capital stock ownership with insiders is likely to limit ability of other stockholders to influence corporate matters.

Our executive officers, our directors and entities affiliated with any of them together beneficially own approximately 30% of our outstanding common stock. As a result, these stockholders may be able to exercise control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in our control that might be viewed as beneficial by other stockholders.

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

If our existing stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of March 31, 2003, there were 79,912,526 shares of common stock outstanding. Large portions of these freely tradable shares are still held by the same entities that purchased our preferred stock prior to our initial public offering. In October 2002, 5,762,502 shares resulting from the conversion of Series F preferred stock became saleable pursuant to Rule 144 of the Securities Act. Additionally, 23,593,159 shares were held by directors, executive officers and other affiliates, that are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other “blackout” periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option and purchase plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2003, our investment portfolio consisted of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, and earned interest at an average rate of 1.7%. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in interest rates would not materially affect our interest income, although we cannot assure you of this.

Item 4. Controls and Procedures

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

Limitations on effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NetScreen have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

(d)    The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-71048), relating to our initial public offering of our common stock, effective on December 11, 2001. We are furnishing the following information with respect to the use of proceeds from our initial public offering of common stock, $0.001 par value per share, in December 2001:

Gross proceeds from our IPO	$184,000,000

Offering expenses:
Underwriting fees	12,880,000
Other offering expenses	2,481,000

Total offering expenses	15,361,000

Net proceeds from our IPO	$168,639,000

To date, we have not used any of the net proceeds of the IPO.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2003 Annual Meeting of Stockholders on February 21, 2003 in Sunnyvale, California. Three matters were submitted to our stockholders for action or approval:

1.      Election of three Class II directors, each to serve until his successor has been elected and qualified or until his earlier resignation or removal. The votes for these directors were as follows:

	For	Withheld
Feng Deng	51,706,741	12,225,595
Thomas F. Mendoza	50,082,855	13,849,481
Victor E. Parker, Jr.	62,091,611	1,840,725

2.      Approval of an amendment to our 2001 Equity Incentive Plan to increase the maximum number of shares that may be granted to any individual in any calendar year, to increase the size of initial option grants and annual share limits for directors, and to change vesting and similar provisions applicable to director grants. The votes for this proposal were as follows:

For	Against	Abstain
43,069,986	20,552,179	310,171

3.      Ratification of Ernst & Young LLP to serve as our independent auditors for the fiscal year ending September 30, 2003. The votes for this proposal were as follows:

For	Against	Abstain
61,978,432	1,943,895	10,009

In each case, the number of shares voting in favor of the proposal was in excess of the vote required to approve the proposal.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1    Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2    Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCREEN TECHNOLOGIES, INC.

By:	/s/ REMO E. CANESSA
Remo E. Canessa Chief Financial Officer and Corporate Secretary (Duly Authorized and Principal Financial Officer)

Date: May 14, 2003

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

Date: May 14, 2003	By:	/s/ ROBERT D. THOMAS
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

Date: May 14, 2003	By:	/s/ REMO E. CANESSA
Remo E. Canessa Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.