Form 10-Q
period 2003-06-30
NETSCREEN TECHNOLOGIES INC
filed 2003-08-14
CIK 1088454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, 81,411,698 shares of the registrant’s common stock, $0.001 par value, were outstanding.

NETSCREEN TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended June 30, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NETSCREEN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2003	September 30, 2002*
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,649	$11,153
Short-term investments	238,559	238,711
Restricted cash	308	1,611
Accounts receivable, net	28,518	18,046
Refundable income taxes	243	—
Inventories	3,195	2,249
Deferred taxes	35,771	—
Other current assets	4,324	5,231

Total current assets	387,567	277,001

Property and equipment, net	9,969	6,264
Restricted cash	827	—
Intangible assets	5,025	5,759
Goodwill	54,522	56,807
Other assets	540	853

Total assets	$458,450	$346,684

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,329	$5,027
Accrued expenses	15,319	11,452
Accrued compensation	10,028	6,909
Accrued income taxes	—	1,865
Deferred revenue	47,375	26,150
Current portion of restructuring liabilities	682	541
Current portion of debt and capital lease obligations	114	1,761

Total current liabilities	79,847	53,705

Restructuring liabilities, less current portion	2,154	2,577
Long-term portion of debt and capital lease obligations	—	1,513
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares—10,000,000 at June 30, 2003 and September 30, 2002 Issued and outstanding shares: none at June 30, 2003 and September 30, 2002	—	—
Common stock, $0.001 par value:
Authorized shares—500,000,000 at June 30, 2003 and September 30, 2002 Issued and outstanding shares—81,334,001 and 77,893,007 at June 30, 2003 and September 30, 2002	81	78
Additional paid-in capital	486,167	464,524
Accumulated deficit	(88,177)	(132,550)
Accumulated other comprehensive income	300	501
Deferred stock compensation	(21,851)	(42,162)
Stockholders’ notes receivable	(71)	(1,502)

Total stockholders’ equity	376,449	288,889

Total liabilities and stockholders’ equity	$458,450	$346,684

*	Derived from audited financial statements.

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Product	$52,573	$30,091	$142,961	$80,684
Maintenance and service	11,767	6,320	30,791	16,737

Total revenues	64,340	36,411	173,752	97,421

Cost of revenues:
Product (1) (2)	11,728	7,292	31,641	21,148
Maintenance and service (1)	3,177	2,129	8,825	5,294

Total cost of revenues	14,905	9,421	40,466	26,442

Gross margin	49,435	26,990	133,286	70,979

Operating expenses:
Research and development (1) (2)	11,161	8,578	32,020	24,192
Sales and marketing (1) (2)	22,707	16,338	62,906	45,929
General and administrative (1)	4,883	4,214	13,932	12,648

Total operating expenses	38,751	29,130	108,858	82,769

Income (loss) from operations	10,684	(2,140)	24,428	(11,790)
Interest and other income, net	1,090	948	3,157	2,233

Income (loss) before taxes	11,774	(1,192)	27,585	(9,557)
Benefit from (provision for) income taxes	23,496	(1,250)	16,788	(1,889)

Net income (loss)	35,270	(2,442)	44,373	(11,446)
Deemed dividend on Series E and F redeemable convertible preferred stock	—	—	—	(28,743)

Net income (loss) applicable to common stockholders	$35,270	$(2,442)	$44,373	$(40,189)

Basic net income (loss) per share applicable to common stockholders	$0.44	$(0.03)	$0.57	$(0.71)

Shares used in computing basic net income (loss) per share applicable to common stockholders	79,935	71,317	78,438	56,486

Diluted net income (loss) per share applicable to common stockholders	$0.41	$(0.03)	$0.53	$(0.71)

Shares used in computing diluted net income (loss) per share applicable to common stockholders	85,180	71,317	84,128	56,486

(1) Includes stock-based compensation of the following:
Cost of product revenues	$387	$411	$1,209	$1,232
Cost of maintenance and service revenues	276	274	830	742
Research and development	1,908	1,928	5,856	5,695
Sales and marketing	2,763	2,794	7,620	8,386
General and administrative	720	742	2,100	2,082

Total stock-based compensation	$6,054	$6,149	$17,615	$18,137

(2) Includes amortization of intangible assets of the following:
Cost of product revenues	$186	$—	$558	$—
Research and development	23	—	69	—
Sales and marketing	36	—	107	—

Total amortization of intangible assets	$245	$—	$734	$—

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2003	2002
Operating activities
Net income (loss)	$44,373	$(11,446)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,005	2,421
Amortization of deferred stock compensation	17,615	18,137
Compensation expense related to warrants and accelerated vesting of stock options	8	384
Tax benefits related to employee stock options	9,878	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,472)	2,337
Refundable income taxes	(243)	—
Inventories	(946)	187
Deferred taxes	(33,012)	—
Other current assets	907	(1,052)
Other assets	305	70
Accounts payable	1,302	(1,462)
Accrued expenses	3,867	3,105
Accrued compensation	3,119	1,140
Accrued income taxes	(1,865)	1,464
Deferred revenue	21,225	6,364
Restructuring liabilities	(282)	—

Net cash provided by operating activities	59,784	21,649

Investing activities
Purchase of property and equipment	(6,976)	(1,467)
Cash used in business combination	(474)	—
Purchases of short-term investments	(380,488)	(319,053)
Maturities of short-term investments	380,439	119,254

Net cash used in investing activities	(7,499)	(201,266)

Financing activities
Proceeds from borrowing arrangements	—	944
Principal payments on debt and capital lease obligations	(3,160)	(1,426)
Restricted cash	476	1,942
Proceeds from initial public offering of common stock, net	—	168,639
Proceeds from issuance of common stock under employee stock option and purchase plans, net of repurchases	14,464	1,371
Proceeds from issuance of convertible preferred stock, net	—	29,722
Repayments of stockholders’ notes	1,431	19

Net cash provided by financing activities	13,211	201,211

Net increase in cash and cash equivalents	65,496	21,594
Cash and cash equivalents at beginning of period	11,153	11,505

Cash and cash equivalents at end of period	$76,649	$33,099

Supplemental disclosures of cash flow information:
Cash paid for interest	$346	$401
Cash paid for taxes	$8,573	$448
Supplemental schedule of non-cash investing and financing activities:
Deferred stock compensation related to options issued below fair market value	$—	$13,461
Reversal of deferred stock compensation for terminated employees	$2,696	$1,834
Deemed dividends on Series E and F preferred stock	$—	$28,743
Conversion of preferred stock to common stock	$—	$115,007

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Background and Basis of Presentation

The Company

NetScreen Technologies, Inc. (the “Company” or “NetScreen”) was incorporated in Delaware on October 30, 1997. NetScreen develops, markets and sells a broad family of integrated network security solutions for enterprises, carriers and government entities. NetScreen’s solutions provide key security technologies, such as virtual private networking, denial of service protection, firewall and intrusion detection and prevention, in a line of easy-to-manage security systems and appliances.

The accompanying condensed consolidated financial statements of NetScreen Technologies, Inc. have been prepared, without audit, in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s financial statements and notes thereto included in its Form 10-K filed with the SEC on December 30, 2002.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003 or for any other future period.

Accounting Policies

Revenue recognition

The Company derives revenues primarily from sales of its hardware-based security systems and appliances and maintenance arrangements, and, to a lesser extent, sales of software products and services. The Company generally recognizes revenues when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable and collection is probable. For newly introduced technically complex products, the Company defers revenues from the sale of these products until they have successfully performed in the marketplace and sales returns are not unusually high. The determination of which products are complex, and the timing of the end of deferral for particular products, can be expected to vary.

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

Principles of consolidation

The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions have been eliminated.

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

Income taxes

As required by Statement of Financial Accounting Standards (“SFAS”) No. 109, the Company recognizes deferred tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns. Through March 31, 2003, the Company had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with its future profitability. During the quarter ended June 30, 2003, the Company determined that it was more likely than not that it would be in a position to utilize its deferred tax assets in the future. Factors considered by the Company included: its earnings history, ability to meet prior forecasts and projected future taxable income. Based on this evidence, the Company concluded that it is more likely than not that deferred tax assets would be realized. Accordingly, the Company released a valuation allowance of $35.8 million, which resulted in an income tax benefit of approximately $33.8 million, including benefits taken in previous quarters. The remaining $2.0 million was credited to goodwill as it related to the tax benefit from utilizing net operating loss deductions acquired in connection with the acquisition of OneSecure, Inc. Should the Company determine that it will not be able to realize all or part of its deferred tax assets in the future, a deferred tax provision would be charged against income in the period such determination is made. As of June 30, 2003, the Company had $35.8 million in deferred tax assets.

Comprehensive income (loss)

Comprehensive income (loss) includes certain unrealized gains and losses that are recorded as a component of stockholders’ equity and excluded from the determination of net income (loss). The Company’s only component of accumulated other comprehensive income (loss) was unrealized losses on investments of approximately $(123,000) and $(201,000) in the three and nine months ended June 30, 2003. Accumulated other comprehensive income was approximately $300,000 and $501,000 at June 30, 2003 and September 30, 2002, respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximated fair value at June 30, 2003 and September 30, 2002.

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

Stock-based compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Expenses associated with stock-based compensation are amortized ratably over the vesting periods of the individual awards consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation No. 28. The Company provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Options granted to consultants and other non-employees are accounted for in accordance with Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services,” and valued using the Black-Scholes method prescribed by SFAS 123. The options are subject to periodic revaluation over their vesting periods.

The following table illustrates the effect on net income (loss) applicable to common stockholders and net income (loss) per share applicable to common stockholders as if the fair value recognition provisions of SFAS 123 had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) applicable to common stockholders	$35,270	$(2,442)	$44,373	$(40,189)
Add: Stock-based employee compensation expense included in reported net income (loss) applicable to common stockholders, net of related tax effects	6,054	6,149	17,615	18,137
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,894)	(10,635)	(32,600)	(30,743)

Net income (loss) applicable to common stockholders	$30,430	$(6,928)	$29,388	$(52,795)

Shares used in computing basic net income (loss) per share applicable to common stockholders	79,935	71,317	78,438	56,486

Shares used in computing diluted net income (loss) per share applicable to common stockholders	85,180	71,317	84,128	56,486

Earnings (loss) per share:
Basic net income (loss) per share applicable to common stockholders—as reported	$0.44	$(0.03)	$0.57	$(0.71)

Basic net income (loss) per share applicable to common stockholders—pro forma	$0.38	$(0.10)	$0.37	$(0.93)

Diluted net income (loss) per share applicable to common stockholders—as reported	$0.41	$(0.03)	$0.53	$(0.71)

Diluted net income (loss) per share applicable to common stockholders—pro forma	$0.36	$(0.10)	$0.35	$(0.93)

The following weighted average assumptions were used in determining the fair value of the Company’s employee and non-employee option plans:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Expected life	3 years	3 years	3 years	3 years
Expected stock price volatility	70%	70%	70%	70%
Risk–free interest rate	2.02%	3.03%	2.02%	3.03%
Dividend yield	None	None	None	None

The fair value for the Company’s employee stock purchase plan during the quarter ended June 30, 2003 was estimated using an expected life of 0.91 years, expected price volatility of 84%, a risk-free interest rate of 2.23% and no dividend yield. The fair value for the employee stock purchase plan during the quarter ended June 30, 2002 was estimated using an expected life of 0.47 years, expected price volatility of 84%, a risk-free interest rate of 1.89% and no dividend yield.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires consolidation of variable interest entities (VIE) by the entity’s primary beneficiary if the entity’s equity investors do not have characteristics of a controlling financial interest or sufficient equity at risk. FIN 46 is effective for all new VIEs after January 31, 2003. FIN 46 must be applied beginning July 1, 2003, to VIEs existing prior to February 1, 2003. The Company adopted FIN 46 in January 2003, does not currently have any interest in VIEs and, accordingly, does not expect that FIN 46 will have a material impact on its current financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect that SFAS 149 will have a material impact on its current financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that SFAS 150 will have a material impact on its current financial position or results of operations.

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

Inventories consist of the following (in thousands):

	June 30, 2003	September 30, 2002
Raw materials	$550	$539
Finished goods	2,645	1,710

	$3,195	$2,249

Note 3. Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings per Share,” basic net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share for the three and nine months ended June 30, 2003 gives effect to the dilutive effect of common stock equivalents consisting of stock options and shares subject to repurchase using the treasury stock method. Potentially dilutive securities, consisting of stock options and shares subject to repurchase, have been excluded from the Company’s diluted net loss per share computations for the three and nine months ended June 30, 2002 as their inclusion would be antidilutive. The total number of shares excluded from the computation of diluted net loss per share was approximately 10,856,000 for the three and nine months ended June 30, 2002.

The following table presents the calculation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) applicable to common stockholders	$35,270	$(2,442)	$44,373	$(40,189)

Shares used in computing net income (loss) per share:
Weighted-average shares of common stock outstanding	80,687	73,844	79,545	59,643
Less weighted-average shares subject to repurchase (1)	(752)	(2,527)	(1,107)	(3,157)

Shares used in computing basic net income (loss) per share applicable to common stockholders	79,935	71,317	78,438	56,486

Outstanding dilutive stock options and unvested common stock	5,245	—	5,690	—

Shares used in computing diluted net income (loss) per share applicable to common stockholders	85,180	71,317	84,128	56,486

Basic net income (loss) per share applicable to common Stockholders	$0.44	$(0.03)	$0.57	$(0.71)

Diluted net income (loss) per share applicable to common Stockholders	$0.41	$(0.03)	$0.53	$(0.71)

(1)	The weighted-average shares subject to repurchase represent unvested shares. Employees purchased these shares by exercising options before the options had vested. The unvested shares are subject to a lapsing right of repurchase by the Company at the initial purchase price if the employee ceases to be employed by the Company before the employee satisfies the service requirement, generally four years.

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

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management, and other information compiled by management, including independent valuations, prepared by independent valuation specialists, that utilize established valuation techniques appropriate for the high technology industry. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be reviewed periodically for impairment. During the three months ended June 30, 2003, an income tax benefit in the amount of $2.8 million was recorded relating to the net operating losses of OneSecure that the Company expects to utilize. This benefit represents an adjustment to the purchase price allocation, reducing goodwill.

A summary of the adjusted purchase price is as follows (in thousands):

Common stock	$43,687
Outstanding OneSecure stock options, net of deferred stock compensation	2,588
NetScreen stock options issued in connection with the transaction	13,328
Estimated direct costs of the acquisition	1,190

Total purchase price	$60,793

The adjusted purchase price has been allocated as follows (in thousands):

Equipment	$728
Other assets and liabilities, net	897
Deferred taxes	2,007
Restructuring liabilities	(3,118)
Accounts payable	(830)

Fair value of net liabilities assumed	(316)
In-process research and development	200
Purchased technology	2,450
Technology patent application	2,550
Non-compete agreements	550
Value-added reseller relationships	250
Goodwill	54,522
Deferred stock compensation	587

Total purchase price	$60,793

A summary of intangible assets is as follows (in thousands):

	Gross	Accumulated Amortization	Net
As of June 30, 2003:
Purchased technology	$2,450	$(388)	$2,062
Technology patent application	2,550	(202)	2,348
Non-compete agreements	550	(145)	405
Value-added reseller relationships	250	(40)	210

Total	$5,800	$(775)	$5,025

As of September 30, 2002:
Purchased technology	$2,450	$(20)	$2,430
Technology patent application	2,550	(11)	2,539
Non-compete agreements	550	(8)	542
Value-added reseller relationships	250	(2)	248

Total	$5,800	$(41)	$5,759

The estimated future amortization of intangible assets is as follows (in thousands):

Year ending September 30:
2003 (remaining three months)	$244
2004	978
2005	971
2006	795
2007	773
2008 and thereafter	1,264

Total	$5,025

Note 5. Guarantees

Certain of the Company’s operating lease arrangements include collateral restrictions that require the Company to maintain standby letters of credit as restricted cash. Total restricted cash as of June 30, 2003 was $1.1 million, of which $308,000 is classified as current as it is scheduled to become unrestricted in July 2003. The remaining $827,000 is classified as long-term and relates to operating leases and is scheduled to become unrestricted in February 2008.

The Company’s hardware products carry a one-year warranty that includes factory repair services or replacement parts as needed. The Company’s software products carry a three-month maintenance agreement. The Company accrues estimated expenses for warranty obligations at the time that products are shipped based on historical product repair and replacement information. Factors that affect the Company’s warranty liability include the number of installed units, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s estimated product warranty liability during the nine months ended June 30, 2003 were as follows (in thousands):

Balance September 30, 2002	$1,693
Additions charged to cost of revenues during the period	350
Settlements made during the period	(296)

Balance June 30, 2003	$1,747

Note 6. Commitments and Contingencies

Commitments

Flash Electronics, Inc. manufactures, assembles, tests and fulfills orders for the NetScreen-25, NetScreen-50, NetScreen-204, NetScreen-208, NetScreen IDP-10, NetScreen IDP-100 and NetScreen IDP-500 products. Solectron Corporation manufactures, assembles, tests and fulfills orders for the NetScreen-5XP, NetScreen-5XT, NetScreen-500, NetScreen-5200 and NetScreen-5400 products. Accton Technologies Corporation manufactures, assembles and tests the NetScreen-5GT and Solectron Corporation fulfills orders for the NetScreen-5GT. The Company purchases from these and other manufacturers on a purchase order basis and does not have a long-term supply contract with any of them. At June 30, 2003, the Company had placed non-cancelable purchase orders totaling $5.5 million.

Contingencies

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse affect on its consolidated financial position, results of operations or cash flows.

Note 7. Restructuring Liabilities

In connection with the acquisition of OneSecure, the Company assumed non-cancelable operating leases for domestic sales offices which were not occupied by OneSecure and which will not be occupied by the Company. In addition, the Company assumed the non-cancelable operating lease for OneSecure’s headquarters in Sunnyvale, California, which is a duplicate facility. The Company has recorded a restructuring liability for the net present value of these leases, net of expected sublease income, for the periods these facilities will be unoccupied. The liability for the net present value of future net lease payments for the excess facilities, discounted at a 6.5% borrowing rate, will decrease as required lease payments are made as follows:

Year ending June 30:
2003	$682
2004	599
2005	573
2006	446
2007	425
Thereafter	111

Total net present value	$2,836

During the three months ended June 30, 2003, the Company made payments on the non-cancelable operating leases that were included in restructuring liabilities. The net present value of the amounts paid during the three months ended June 30, 2003 was approximately $128,000.

Note 8. Business Segment and Significant Customer Information

The Company operates in one business segment, the sale of security solutions for network environments. The Company sells its products and services to customers in the Americas, APAC and EMEA. Revenues by geographic regions were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Americas	$25,373	$14,085	$64,904	$43,847
APAC	24,350	14,058	69,119	32,340
EMEA	14,617	8,268	39,729	21,234

Total	$64,340	$36,411	$173,752	$97,421

No customer accounted for 10% or more of total revenues in the three ended June 30, 2003. One customer accounted for 12.2% of our total revenues in the three months ended June 30, 2002.

No customer accounted for 10% or more of total revenues in the nine months ended June 30, 2003 or 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying condensed consolidated financial statements and related notes appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” “intend” or “continue,” or comparable terminology. These forward-looking statements include our expectations about revenue, revenue mix, channel mix, cost of revenues, gross margin and various operating expenses. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those presented below, under the caption “Factors That May Affect Our Business and Future Results of Operations and Financial Condition,” and elsewhere in this report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the period ended September 30, 2002, which was filed on December 30, 2002, as well as other periodic reports that we filed in 2002 and 2003 or will file in 2003. We undertake no obligation to update any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Overview

We develop, market and sell a broad family of integrated network security solutions for enterprises, carriers and government entities. Our security solutions provide key technologies such as firewall, virtual private networking, denial of service protection and intrusion detection and prevention in a line of easy-to-manage security systems and appliances. Our firewall and VPN systems and appliances deliver integrated firewall, virtual private networking and denial of service protection capabilities in a single device using our proprietary application specific integrated circuits, which we refer to as GigaScreen and GigaScreen-II ASICs, and our proprietary security operating system, ScreenOS. Our NetScreen-5GT firewall and VPN appliance uses a reduced instruction set computer (RISC) processor and ScreenOS. Our intrusion detection and prevention appliances run a secure version of the Linux operating system and use proprietary software and multiple detection methods to identify network attacks. Our products are based on industry standard communication protocols and can be combined with our management software so that they can be easily integrated into networks, easily managed and will interoperate with other security devices and applications.

We derive a substantial portion of our revenues from outside the Americas, which includes North and Latin America. Revenues from outside the Americas were 62.7% in the nine months ended June 30, 2003, compared to 55.0% in the nine months ended June 30, 2002. Specifically, revenues from Asia and the Pacific Rim (APAC) accounted for approximately 39.8% and 33.2% of our total revenues in the nine months ended June 30, 2003 and 2002, respectively. Revenues from Europe, the Middle East and Africa (EMEA) accounted for approximately 22.9% and 21.8% of our total revenues in the nine months ended June 30, 2003 and 2002, respectively. The increase in revenues from outside the Americas as a percentage of total revenues was primarily attributable to the strength in the large enterprise and service provider markets in APAC and increased demand for our products in international markets. We cannot assure you that we will be able to maintain or increase the demand for our products in international markets or that regional challenges such as economic downturns or the outbreak of hostilities will not have an adverse impact on our performance in international markets.

In the second half of the quarter ended June 30, 2003, we experienced a business slowdown in APAC related to severe acute respiratory syndrome (SARS), primarily in China and Hong Kong. While we cannot quantify the complete effect of SARS on our business, we expect that SARS will continue to have a follow-on impact in the quarter ending September 30, 2003 and may have an impact in the quarter ending December 31, 2003. Such impact could take the form of lower than expected rates of growth, decreased revenues, longer sales cycles and lower sales prices, all or any of which could have an adverse impact on our results of operations and may cause us to underperform against the expectations of the public market. Any prolonged or increased outbreak of SARS could have a material adverse impact on our performance in international markets.

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

We have experienced consecutive improvements in revenues and net income (loss) before deemed dividend in each quarter of fiscal 2002 and during the first three quarters of fiscal 2003. We first achieved profitability on a generally accepted accounting principles in the United States (GAAP) basis in the quarter ended December 31, 2002, and we have remained profitable on a GAAP basis in the subsequent two quarters. Prior to the quarter ended December 31, 2002, we had incurred significant losses in each fiscal period since our inception. As of June 30, 2003, we had an accumulated deficit of $88.2 million. In the first through fourth quarters of fiscal 2002, our revenues were $29.0 million, $32.0 million, $36.4 million and $41.1 million, respectively, and our net loss before deemed dividend was $5.7 million, $3.3 million, $2.4 million and approximately $925,000, respectively. In the first, second and third quarters of fiscal 2003, our revenues were $51.1 million, $58.3 million and $64.3 million, respectively, and our net income was $3.2 million, $5.9 million and $35.3 million, respectively. We cannot assure you that our revenues will continue to grow at the same rate as in the past or at all, or that we will maintain profitability in future periods. In addition, our revenue recognition is dependent on many factors, some of which are outside our control, such as sell-through and related reports thereon from distributors, the aggregate value of direct shipments to end users and the timing of new product introductions for technically complex products.

As required by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), we recognize deferred tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns. Through March 31, 2003, we had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with our future profitability. During the quarter ended June 30, 2003, we determined that it was more likely than not that we would be in a position to utilize our deferred tax assets in the future. Factors we considered included: our earnings history, ability to meet prior forecasts and projected future taxable income. Based on this evidence, we concluded that it is more likely than not that deferred tax assets would be realized. Accordingly, we released a valuation allowance of $35.8 million, which resulted in an income tax benefit of approximately $33.8 million, including benefits taken in previous quarters. The remaining $2.0 million was credited to goodwill as it related to the tax benefit from utilizing net operating loss deductions acquired in connection with the acquisition of OneSecure. As a result of the release of this valuation allowance, to the extent we maintain profitability we expect to record a provision for income taxes in future periods. Should we determine that we will not be able to realize all or part of our deferred tax assets in the future, a deferred tax provision would be charged against income in the period such determination is made. As of June 30, 2003, we had $35.8 million in deferred tax assets.

We recorded a deemed dividend of $27.6 million in the three months ended December 31, 2001 related to our October 2001 issuance of Series F preferred stock at a price subsequently deemed to be below its fair value. The deemed dividend was calculated based on the difference between the deemed fair market value on the date the Series F preferred stock was issued and the purchase price of the Series F preferred stock. We also recorded deemed dividends of $1.1 million in the three months ended December 31, 2001 to account for cumulative dividend rights attributable to our Series E and F preferred stock. At the time of our initial public offering (IPO), all of our outstanding preferred stock automatically converted to common stock and all dividend rights, as well as voting and liquidation rights, attributable to the preferred stock terminated. No dividends were paid on the preferred stock.

Cost of product revenues consists of the costs associated with manufacturing, assembling and testing our products, related overhead costs, compensation and other costs related to manufacturing support and logistics. We rely on contract manufacturers to manufacture, assemble, test and fulfill orders for our hardware products. Accordingly, a major portion of our cost of product revenues consists of payments to these contract manufacturers. Cost of maintenance and service revenues consists of customer support costs, training and professional service expenses and warranty-related costs.

Our gross margin has been, and will continue to be, affected by a variety of factors, including competition, the mix and average selling prices of products, maintenance and services, new product introductions and enhancements, the availability and cost of components and manufacturing labor, the cost of manufacturing overhead, fluctuations in manufacturing volumes and the mix of distribution channels through which our products are sold. Our overall gross margin will be adversely affected by price declines if we are unable to reduce costs on existing products and do not continue to introduce new products with higher margins.

Research and development expenses consist of salaries and related expenses for development and engineering personnel, fees paid to consultants, license fees paid to third parties and prototype costs related to the design, development, testing and enhancement of our application specific integrated circuits (ASICs), security systems and appliances, ScreenOS, IDP software, management applications and VPN client software. We expense our research and development costs as they are incurred. Our research and development efforts require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. We are devoting substantial resources to the continued development of new products. As a result, we expect our research and development expenses to increase substantially in absolute dollars in the upcoming quarter.

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

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Expenses associated with stock-based compensation are amortized ratably over the vesting periods of the individual awards consistent with the method described in FASB Interpretation No. 28. During the three months ended December 31, 2001, in connection with the grant of stock options to employees, we recorded deferred stock compensation of $13.5 million representing the difference between the exercise price of the stock options and the deemed fair value for financial reporting purposes of the underlying common stock on the date these stock options were granted. We also recorded deferred stock compensation of approximately $587,000 in the fourth quarter of fiscal 2002, representing the intrinsic value of unvested stock options assumed in connection with the acquisition of OneSecure. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right lapses over time. Deferred stock compensation is included as a reduction of stockholders’ equity and is amortized ratably over the vesting period of the individual award, generally four years, consistent with the method described in FASB Interpretation No. 28. During both of the three months ended June 30, 2003 and 2002, we recorded amortization of deferred stock compensation of $6.1 million. During the nine months ended June 30, 2003 and 2002, we recorded amortization of deferred stock compensation of $17.6 million and $18.1 million, respectively. This deferred stock compensation expense relates to stock options granted to individuals in all cost of revenues and operating expense categories and has been included in those categories. At June 30, 2003, $21.9 million of deferred stock compensation related to employee stock options remained unamortized. This amount will be amortized as follows (in thousands):

Year ending September 30:
2003 (remaining three months)	$5,710
2004	11,623
2005	4,255
2006	263

Total deferred stock compensation	$21,851

The income tax benefit in the three months ended June 30, 2003 was due primarily to the release of the valuation allowance on our cumulative deferred tax assets, offset by a current tax provision for federal, state and foreign income taxes. The provision for income taxes in other periods is primarily related to federal alternative minimum, state and foreign income taxes. The provision for income taxes also reflects the impact of non-deductible stock-based compensation expense.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include: the assessment of technical complexity and market acceptance of technically complex products, which impact revenue recognition; deferral of revenue for distributors and value-added resellers and revenue reserves, which impact revenue recognition; potential return rates and probability of collections, which impact revenue recognition, accounts receivable and warranty reserves; the valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and identified intangible assets; and, the assessment of our realization of deferred tax assets, which impacts income taxes.

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

Revenue recognition—distributors and value-added resellers

We sell to value-added resellers and distributors. We derived approximately 92.1% of our total revenues from value-added resellers and distributors in the three months ended June 30, 2003. We defer revenue on sales to our distributors until the distributor has sold our products to its customers. Our agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the prices of our products. Our agreements with value-added resellers typically do not include stock rotation or price protection rights. At the time of shipment to value-added resellers, we reserve for estimated returns and exchanges. These revenue reserves are estimated and adjusted periodically based on historical rates of returns and allowances, inventory levels for value-added resellers that submit inventory or sell-through reports, the volume of sales to value-added resellers that we ship directly to end customers, and for sales to value-added resellers that do not submit inventory or sell-through reports, accounts receivable balances, payment history and other related factors. These reserves require the exercise of our judgment in determining if historical experience applies to new products, and to new distributors and value-added resellers. If our estimate of returns and exchanges is too low, additional charges will be incurred in future periods, and these additional charges could have a material adverse effect on our financial position and results of operations.

Sales return and warranty reserves

We record sales return and warranty reserves based on estimates of expected future returns and allowances and expected future repair and replacement costs. We record a sales return reserve that approximates the aggregate amount of expected future returns and allowances. Our sales return reserve is based on past return history, product mix, channel mix and, in some cases, allowances for specific customers based on several factors such as return rights included in our agreements with customers. We record the sales return reserve against revenue that has been recognized or as an offset to deferred revenue. Our warranty reserve approximates the aggregate amount of future repair and replacement costs for our products. Our warranty reserve is based on historical product repair and replacement information. In the event we determine that our current or future sales returns and allowances and product repair and replacement costs differ from our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made.

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

Income taxes

As required by SFAS 109, we recognize deferred tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns. Through March 31, 2003, we had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with our future profitability. During the quarter ended June 30, 2003, we determined that it was more likely than not that we would be in a position to utilize our deferred tax assets in the future. Factors we considered included: our earnings history, ability to meet prior forecasts and projected future taxable income. Based on this evidence, we concluded that it is more likely than not that the deferred tax assets would be realized. Accordingly, we released a valuation allowance of $35.8 million, which resulted in an income tax benefit of $33.8 million, including benefits taken in previous quarters. The remaining $2.0 million was credited to goodwill as it related to the tax benefit from utilizing net operating loss deductions acquired in the OneSecure acquisition. As a result of the release of this valuation allowance, to the extent we maintain profitability we expect to record a provision for income taxes in future periods. Should we determine that we will not be able to realize all or part of our deferred tax assets in the future, a deferred tax provision would be charged against income in the period such determination is made. As of June 30, 2003, we had $35.8 million in deferred tax assets.

Results of Operations for the Three Months Ended June 30, 2003 and 2002

Revenues

Product Revenues. Revenues from sales of our products increased 74.7% to $52.6 million in the three months ended June 30, 2003 from $30.1 million in the three months ended June 30, 2002. This increase was primarily attributable to increased sales of all product categories, principally an increase in revenue recognized from our low-range and high-range products, including revenue from shipments made in the quarter and deferred revenue recognized from shipments in prior quarters. Hardware revenue units increased to approximately 34,000 units in the three months ended June 30, 2003 from approximately 19,000 units in the three months ended June 30, 2002.

Maintenance and Service Revenues. Revenues from maintenance and services increased 86.2% to $11.8 million in the three months ended June 30, 2003 from $6.3 million in the three months ended June 30, 2002. This increase was the result of the higher volume of products shipped and the related recognition of revenues associated with the portion of product revenues attributable to maintenance and services over the applicable maintenance period, as well as increased customer purchases of enhanced service offerings and renewals of maintenance contracts across a larger installed base of customers.

No single customer accounted for 10% or more of our total revenues in the three months ended June 30, 2003. One customer accounted for 12.2% of our total revenues in the three months ended June 30, 2002.

We cannot assure you that our revenues will continue to increase in absolute dollars at the rate at which they have grown in recent periods, or at all.

Cost of Revenues; Gross Margin

Product Cost of Revenues. Product cost of revenues increased 60.8% to $11.7 million in the three months ended June 30, 2003 from $7.3 million in the three months ended June 30, 2002. This increase reflects the greater quantity of products sold, partially offset by reductions in the prices at which we purchase our products from our manufacturers. Product cost of revenues included stock-based compensation and amortization of intangible assets of approximately $573,000 and $411,000 for the three months ended June 30, 2003 and 2002, respectively.

Product Gross Margin. Product gross margin, including stock-based compensation and amortization of intangible assets, as a percentage of product revenues increased to 77.7% in the three months ended June 30, 2003 from 75.8% in the three months ended June 30, 2002. The increase in product gross margin was primarily attributable to improved selling prices of our high-range products. The increase in product gross margin was also attributable to reductions in the prices at which we purchase our products from our manufacturers. We expect our selling prices and product gross margin percentage to decline over time.

Maintenance and Service Cost of Revenues. Maintenance and service cost of revenues increased 49.2% to $3.2 million in the three months ended June 30, 2003 from $2.1 million in the three months ended June 30, 2002. This increase was primarily related to the expansion of our customer support infrastructure and the larger installed base of products for which we provide service and, to a lesser extent, increased third party professional services costs that generate service revenue. Maintenance and service cost of revenues included stock-based compensation of approximately $276,000 and $274,000 in the three months ended June 30, 2003 and 2002, respectively.

Maintenance and Service Gross Margin. Maintenance and service gross margin, including stock-based compensation, as a percentage of maintenance and service revenues was 73.0% in the three months ended June 30, 2003 compared to 66.3% in the three months ended June 30, 2002. The increase in maintenance and service gross margin was primarily attributable to our ability to support higher service revenues with our existing organization and support infrastructure. We expect our maintenance and service gross margin percentage to decline over time.

Operating Expenses

Research and Development Expenses. Research and development expenses increased 30.1% to $11.2 million in the three months ended June 30, 2003 from $8.6 million in the three months ended June 30, 2002. Research and development expenses represented 17.3% and 23.6% of total revenues for the three months ended June 30, 2003 and 2002, respectively. The dollar increase was primarily attributable to increased personnel costs and related support costs as a result of increased headcount. Research and development expenses included stock-based compensation and amortization of intangible assets of $1.9 million for both of the three months ended June 30, 2003 and 2002.

Sales and Marketing Expenses. Sales and marketing expenses increased 39.0% to $22.7 million in the three months ended June 30, 2003 from $16.3 million in the three months ended June 30, 2002. Sales and marketing expenses were 35.3% and 44.9% of total revenues for the three months ended June 30, 2003 and 2002, respectively. The dollar increase was primarily related to the expansion of our sales and marketing organizations, including increased compensation-related expenses resulting from the growth of our sales force and higher commissions expense associated with increased revenues and, to a lesser extent, increased marketing-related program costs. Sales and marketing expenses included stock-based compensation and amortization of intangible assets of $2.8 million in both of the three months ended June 30, 2003 and 2002.

General and Administrative Expenses. General and administrative expenses increased 15.9% to $4.9 million in the three months ended June 30, 2003 from $4.2 million in the three months ended June 30, 2002. General and administrative expenses were 7.6% and 11.6% of total revenues for the three months ended June 30, 2003 and 2002, respectively. The dollar increase was primarily related to increased consulting services expense and increased personnel costs and related support costs, partially offset by a reduction in bad debt expense. General and administrative expenses included stock-based compensation of approximately $720,000 and $742,000 in the three months ended June 30, 2003 and 2002, respectively.

Stock-based Compensation. During both of the three months ended June 30, 2003 and 2002, we recorded stock-based compensation expense of $6.1 million. As of June 30, 2003, $21.9 million of deferred stock compensation remained to be amortized over the next ten quarters.

Amortization of Intangible Assets. During the three months ended June 30, 2003 and 2002, we recorded amortization of intangible assets of approximately $245,000 and $0, respectively. The amortization of intangible assets is associated with the OneSecure acquisition that we completed in September 2002 and amortization will continue until fiscal 2012. As of June 30, 2003, $5.0 million of intangible assets remained unamortized.

Interest and Other Income, Net

Interest and other income, net, was $1.1 million and approximately $948,000 in the three months ended June 30, 2003 and 2002, respectively. The impact of higher average cash, cash equivalents and short-term investment balances was partially offset by lower average investment income yield.

Provision for Income Taxes

We recorded an income tax benefit of $23.5 million and an income tax provision of $1.3 million for the three months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003, the income tax benefit represented a provision for income taxes of $7.6 million, offset by a benefit from the reversal of the valuation allowance on deferred tax assets of $31.1 million.

For the three months ended June 30, 2002, the provision for income taxes represented federal income taxes and income taxes payable on income generated in non-U.S. tax jurisdictions for which no U.S. tax benefit was recognizable.

Results of Operations for the Nine Months Ended June 30, 2003 and 2002

Revenues

Product Revenues. Revenues from sales of our products increased 77.2% to $143.0 million in the nine months ended June 30, 2003 from $80.7 million in the nine months ended June 30, 2002. This increase was primarily attributable to increased sales of all product categories, including revenue from shipments made in the period and deferred revenue recognized from shipments in prior quarters. Hardware revenue units increased to approximately 90,000 units in the nine months ended June 30, 2003 from approximately 53,000 units in the nine months ended June 30, 2002.

Maintenance and Service Revenues. Revenues from maintenance and services increased 84.0% to $30.8 million in the nine months ended June 30, 2003 from $16.7 million in the nine months ended June 30, 2002. This increase was the result of the higher volume of products shipped and the related recognition of revenues associated with the portion of product revenues attributable to maintenance and services over the applicable maintenance period, as well as increased customer purchases of enhanced service offerings and renewals of maintenance contracts across a larger installed base of customers.

No single customer accounted for 10% or more of our total revenues in the nine months ended June 30, 2003 or 2002.

We cannot assure you that our revenues will continue to increase in absolute dollars or at the rate at which they have grown in recent periods or at all.

Cost of Revenues; Gross Margin

Product Cost of Revenues. Product cost of revenues increased 49.6% to $31.6 million in the nine months ended June 30, 2003 from $21.1 million in the nine months ended June 30, 2002. This increase reflects the greater quantity of products sold, partially offset by reductions in the prices at which we purchase our products from our manufacturers. Product cost of revenues included stock-based compensation and amortization of intangible assets of $1.8 million and approximately $1.2 million for the nine months ended June 30, 2003 and 2002, respectively.

Product Gross Margin. Product gross margin including stock-based compensation and amortization of intangible assets, as a percentage of product revenues increased to 77.9% in the nine months ended June 30, 2003 from 73.8% in the nine months ended June 30, 2002. The increase in product gross margin was primarily attributable to increased sales and improved selling prices of our mid-range products. The increase in product gross margin was also attributable to reductions in the prices at which we purchase our products from our manufacturers. We expect our selling prices and product gross margin percentage to decline over time.

Maintenance and Service Cost of Revenues. Maintenance and service cost of revenues increased 66.7% to $8.8 million in the nine months ended June 30, 2003 from $5.3 million in the nine months ended June 30, 2002. This increase was primarily related to increases in costs related to the expansion of our customer support infrastructure and the larger installed base of products for which we provide service and, to a lesser extent, increased third party professional services costs that generate service revenue. Maintenance and service cost of revenues included stock-based compensation of approximately $830,000 and $742,000 for the nine months ended June 30, 2003 and 2002, respectively.

Maintenance and Service Gross Margin. Maintenance and service gross margin, including stock-based compensation, as a percentage of maintenance and service revenues was 71.3% in the nine months ended June 30, 2003 compared to 68.4% in the nine months ended June 30, 2002. The increase in maintenance and service gross margin was primarily attributable to our ability to support higher service revenues with our existing organization and support infrastructure. We expect our maintenance and service gross margin percentage to decline over time.

Operating Expenses

Research and Development Expenses. Research and development expenses increased 32.4% to $32.0 million in the nine months ended June 30, 2003 from $24.2 million in the nine months ended June 30, 2002. These expenses represented 18.4% and 24.8% of total revenues for the nine months ended June 30, 2003 and 2002, respectively. The dollar increase was primarily attributable to increased personnel costs and related support costs as a result of increased headcount. Research and development expenses included stock-based compensation and amortization of intangible assets of $5.9 million and $5.7 million in the nine months ended June 30, 2003 and 2002, respectively.

Sales and Marketing Expenses. Sales and marketing expenses increased 37.0% to $62.9 million in the nine months ended June 30, 2003 from $45.9 million in the nine months ended June 30, 2002. Sales and marketing expenses were 36.2% and 47.1% of total revenues for the nine months ended June 30, 2003 and 2002, respectively. The dollar increase was primarily related to the expansion of our sales and marketing organizations, including increased compensation-related expenses resulting from the growth of our sales force and higher commissions expense associated with increased revenues and, to a lesser extent, increased marketing-related program costs. Sales and marketing expenses included stock-based compensation and amortization of intangible assets of $7.7 million and $8.4 million in the nine months ended June 30, 2003 and 2002, respectively.

General and Administrative Expenses. General and administrative expenses increased 10.2% to $13.9 million in the nine months ended June 30, 2003 from $12.6 million in the nine months ended June 30, 2002. General and administrative expenses were 8.0% and 13.0% of total revenues for the nine months ended June 30, 2003 and 2002, respectively. The dollar increase was primarily related to increased consulting services expense and increased personnel costs and related support costs, partially offset by a reduction in bad debt expense. General and administrative expenses included stock-based compensation of $2.1 million in both the nine months ended June 30, 2003 and 2002.

Stock-based Compensation. During the nine months ended June 30, 2003 and 2002, we recorded stock-based compensation expense of $17.6 million and $18.1 million, respectively. As of June 30, 2003, $21.9 million of deferred stock compensation remained to be amortized over the next ten quarters.

Amortization of Intangible Assets. During the nine months ended June 30, 2003 and 2002, we recorded amortization of intangible assets of approximately $734,000 and $0, respectively. The amortization of intangible assets is associated with the OneSecure acquisition that we completed in September 2002 and amortization will continue until fiscal 2012. As of June 30, 2003, $5.0 million of intangible assets remained unamortized.

Interest and Other Income, Net

Interest and other income, net, was $3.2 million in the nine months ended June 30, 2003 compared to interest and other income, net, of approximately $2.2 million in the nine months ended June 30, 2002. The increase in interest and other income, net, was primarily a result of increased interest income earned on higher average cash, cash equivalent and short-term investment balances in the nine months ended June 30, 2003, partially offset by lower investment income yield.

Provision for Income Taxes

We recorded an income tax benefit of $16.8 million and an income tax provision of $1.9 million for the nine months ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003, the income tax benefit represented a provision for income taxes of $17.0 million, offset by a benefit from the reversal of the valuation allowance on deferred tax assets of $33.8 million.

For the nine months ended June 30, 2002, the provision for income taxes represented federal income taxes and income taxes payable on income generated in non-U.S. tax jurisdictions for which no U.S. tax benefit was recognizable.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of our equity securities and, more recently, from cash generated from operations. Prior to our IPO, we raised a total of $82.6 million through the private sale of convertible preferred stock. In December 2001, we completed the sale of 11,500,000 shares of common stock in our IPO. We realized net proceeds of $168.6 million upon the close of our IPO.

Net cash provided by operating activities was $59.8 million for the nine months ended June 30, 2003, compared to $21.6 million for the nine months ended June 30, 2002. Net cash provided by operating activities for the nine months ended June 30, 2003 was primarily the result of cash generated from our net income, after adjusting for non-cash operating expenses, of $75.9 million and an increase in deferred revenue, partially offset by increases in deferred taxes and accounts receivable. The net cash provided by operating activities for the nine months ended June 30, 2002 was primarily the result of cash generated from our net loss, after adjusting for non-cash operating expenses, of $9.5 million and increases in deferred revenue and accrued expenses.

Net cash used in investing activities for the nine months ended June 30, 2003 was $7.5 million, compared to $201.3 million for the nine months ended June 30, 2002. Net cash used in investing activities for the nine months ended June 30, 2003 was primarily the result of purchases of property and equipment. Net cash used in investing activities for the nine months ended June 30, 2002 was almost entirely due to net purchases of short-term investments.

Net cash provided by financing activities for the nine months ended June 30, 2003 was $13.2 million, compared to $201.2 million in the nine months ended June 30, 2002. Net cash provided by financing activities for the nine months ended June 30, 2003 was primarily due to net proceeds from the issuance of common stock under employee stock option and purchase plans, partially offset by principal payments on debt and lease obligations. Net cash provided by financing activities for the nine months ended June 30, 2002 was primarily due to the net proceeds from our IPO and the sale of our Series F convertible preferred stock.

As of June 30, 2003, our principal source of liquidity was $315.2 million of cash, cash equivalents and short-term investments. At that date, we had future minimum lease payments under non-cancelable operating leases of $15.5 million and long-term debt and restructuring obligations, including the current portion, of $2.8 million. At June 30, 2003, we had no material commitments for capital expenditures, but we expect to spend between $1.0 million and $2.0 million during the remaining three months of fiscal 2003 on capital expenditures related to operational infrastructure.

In February 2001, we entered into an equipment leasing arrangement of $514,000. The lease is payable in monthly installments of principal and interest of approximately $15,000 through February 2004. As of June 30, 2003, approximately $114,000 was outstanding under this arrangement.

In April 2001, we entered into a loan and security agreement under which we could borrow up to $3.5 million to finance eligible equipment purchases. The lender has a security interest in the purchased equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 3.75% and are payable in equal monthly installments over a three-year term. A final payment equal to 9% of the amount borrowed, due at the end of the three-year term, has been treated as an additional finance charge and is being amortized over the term of the loan. We are not required to meet any financial covenants under this agreement. Borrowings under this agreement totaled $2.0 million at an annual interest rate of 8.2% and the available commitment expired on November 30, 2001. During the quarter ended June 30, 2003, we repaid the outstanding borrowings under this agreement in full.

In August 2001, we entered into a loan and security agreement under which we could borrow up to $3.0 million to finance eligible equipment purchases. The lender has a security interest in the purchased equipment. Borrowings under the agreement bear interest at the U.S. Treasury note rate for notes with a three-year maturity plus 9.5% and are payable in equal monthly installments over terms ranging from 33 to 36 months. We are required to maintain an unrestricted domestic cash balance of $11.0 million while borrowings are outstanding under the agreement. Borrowings under this agreement totaled $1.3 million at an annual interest rate of 13.8% and the available commitment expired on November 30, 2001. During the quarter ended June 30, 2003, we repaid the outstanding borrowings under this agreement in full.

In August 2000, we entered into a lease for approximately 51,000 square feet of office space in Sunnyvale, California, which commenced on January 21, 2001 and terminated on February 14, 2003. The lease was secured by a $269,000 standby letter of credit as of June 30, 2003, which was subsequently released in July 2003.

In October 2002, we entered into a lease for a new approximately 156,000 square foot corporate headquarters in Sunnyvale, California. Rent payments under the lease are approximately $231,000 per month and commenced February 14, 2003. The lease terminates on May 13, 2008. Under the terms of the lease, we may lease an additional approximately 22,000 square feet in the facility at an additional monthly rent of approximately $32,000. We can exercise this option to lease the additional space at anytime through February 14, 2004. The lease was secured by a $694,000 standby letter of credit as of June 30, 2003.

We acquired OneSecure in September 2002. In connection with the acquisition, we assumed non-cancelable operating leases for domestic sales offices that were not occupied by OneSecure and that will not be occupied by us. In addition, we assumed the non-cancelable operating lease for OneSecure’s headquarters in Sunnyvale, California, which is a duplicate facility. We have recorded a restructuring liability for the net present value of these leases, net of expected sublease income, for the periods these facilities will be unoccupied.

We have entered into several leases for domestic and foreign sales office facilities. The leases expire at various dates through August 2007. The related cost of the leases is approximately $116,000 per month.

Flash Electronics, Inc. manufactures, assembles, tests and fulfills order for the NetScreen-25, NetScreen-50, NetScreen-204, NetScreen-208, NetScreen IDP-10, NetScreen IDP-100 and NetScreen IDP-500 products. Solectron Corporation manufactures, assembles, tests and fulfills orders for the NetScreen-5XP, NetScreen-5XT, NetScreen-500, NetScreen-5200, and NetScreen-5400 products. Accton Technologies Corporation manufactures, assembles and tests the NetScreen-5GT and Solectron Corporation fulfills orders for the NetScreen-5GT. We purchase from these and other manufacturers on a purchase order basis and do not have a long-term supply contract with any of them. At June 30, 2003, we had placed non-cancelable purchase orders totaling $5.5 million.

A summary of our obligations and commitments as of June 30, 2003 are as follows (in thousands):

			Payments Due by Period
	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Debt and capital lease obligations	$114	$114	$—	$—	$—
Restructuring liabilities	2,836	682	1,618	536	—
Non-cancelable inventory purchase commitments	5,522	5,522	—	—	—
Operating leases	15,499	3,860	9,103	2,536	—

Total contractual cash obligations	$23,971	$10,178	$10,721	$3,072	$—

Recent Accounting Pronouncements

In January, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires consolidation of variable interest entities (VIE) by the entity’s primary beneficiary if the entity’s equity investors do not have characteristics of a controlling financial interest or sufficient equity at risk. FIN 46 is effective for all new VIEs after January 31, 2003. FIN 46 must be applied beginning July 1, 2003, to VIEs existing prior to February 1, 2003. We adopted FIN 46 in January 2003, do not currently have any interest in VIEs and, accordingly, do not expect that FIN 46 will have a material impact on our current financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. We do not expect SFAS 149 to have a material impact on our current financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect SFAS 150 to have a material impact on our current financial position or results of operations.

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

The market for our products depends on economic conditions affecting the broader Internet infrastructure, network security and related markets. Weakness in these markets may cause enterprises, carriers and government entities to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, distributors, value-added resellers and end customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in purchase decisions and difficulties with payment and collection, and may also result in price pressures, causing us to realize lower revenues, gross margins and operating margins. In addition, general economic uncertainty caused by potential hostilities involving the United States, terrorist activities, severe acute respiratory syndrome (SARS), the decline in specific markets such as the service provider market in the United States, and the general decline in capital spending in the information technology sector make it difficult to predict changes in the purchase and network requirements of our customers and the markets we serve. We believe that a prolonged weakness in these markets could cause some businesses to curtail or eliminate capital spending on information technology. If capital spending in our markets declines, our revenues, gross margins and operating margins may decline and we may not be able to achieve our financial goals and maintain profitability.

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

Revenues from outside of the Americas were 62.7% of our total revenues for the nine months ended June 30, 2003 and 55.3% of our total revenues for the year ended September 30, 2002. We expect revenues from outside of the Americas will continue to represent a substantial portion of our total revenues for the foreseeable future. If we are unable to maintain or increase international market demand and revenues from our products, our revenues and operating results would be adversely affected.

We may not be able to maintain or increase international market demand or international revenues from our products. For example, general economic conditions in international markets can fluctuate and downturns in these markets could have a significant adverse impact on our ability to meet public market expectations and sustain profitability. Also, as agreements with international distributors expire, we may be unable to renew those agreements on favorable terms or make alternative arrangements with other distributors.

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

The health crisis related to SARS led to a business slowdown in APAC and may adversely affect our results of operations.

In the second half of the quarter ended June 30, 2003, we experienced a business slowdown in APAC related to SARS, primarily in China and Hong Kong. While we cannot quantify the complete effect of SARS on our business, we expect that SARS will continue to have a follow-on impact in the quarter ending September 30, 2003 and may have an impact in the quarter ending December 31, 2003. Such impact could take the form of lower than expected rates of growth, decreased revenues, longer sales cycles and lower sales prices, all or any of which could have an adverse impact on our results of operations and may cause us to underperform against the expectations of the public market. Any prolonged or increased outbreak of SARS could have a material adverse impact on our performance in international markets.

We may not be successful in integrating the operations of OneSecure or any other future acquisitions.

Achieving the anticipated benefits of the OneSecure acquisition will depend in part upon whether we can integrate the operations, products and technology of OneSecure with our operations, products and technology in a timely and cost-effective manner. The process of combining two companies is complex, expensive and time consuming and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. We cannot assure you that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating OneSecure, or any other companies we may seek to acquire in the future, involves a number of other risks, including, but not limited to:

•	adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;

•	difficulties in integrating or an inability to retain the employees of the acquired company;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, and financial and operational data;

•	difficulties in integrating the technologies of the acquired company into our products;

•	unanticipated costs or the incurrence of unknown liabilities;

•	potential incompatibility of business cultures;

•	any perceived adverse changes in business focus;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	potential dilution to existing stockholders if we have to issue equity or convertible debt securities to pay for any future acquisitions;

•	additional expenses associated with the amortization of intangible assets; and

•	an inability to maintain uniform standards, controls, procedures and policies.

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

Our quarterly revenues and operating results have varied in the past and will likely continue to vary in the future due to a number of factors, many of which are outside of our control. Any of these factors could cause the price of our common stock to decline. The primary factors that may affect our revenues and operating results include the following:

•	the demand for our products;

•	the length of our sales and implementation cycle;

•	the timing of recognizing revenues;

•	new product introductions by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	variations in sales channels, product costs or mix of products sold;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	our ability to obtain sufficient supplies of sole or limited source components, including ASICs, and power supplies, for our products;

•	variations in the prices of the components we purchase;

•	our ability to attain and maintain production volumes and quality levels for our products at reasonable prices at our third-party manufacturers;

•	our ability to manage our customer base and credit risk and to collect our accounts receivable; and

•	the financial strength of our value-added resellers and distributors.

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

We may not be able to develop new products or product enhancements in a timely manner, or at all. In particular, we may not be able to effectively combine OneSecure’s technologies into our own products, successfully market or enhance OneSecure’s line of IDP appliances, or offer a viable combined hardware or management product that addresses the needs of our customers. Any failure to develop or introduce new products and product enhancements might cause our existing products to be less competitive, may adversely affect our ability to sell solutions to address large customer deployments and, as a consequence, our revenues may decline. In addition, the introduction of products embodying new technologies could render our existing products obsolete, which would have a direct, adverse effect on our market share and revenues. Any failure of our future products or product enhancements to achieve market acceptance could cause our revenue to be below our or investor expectations and our operating results could be adversely affected.

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

We derived approximately 93.0% of our total revenues from value-added resellers and distributors in the nine months ended June 30, 2003. In the year ended September 30, 2002, we derived approximately 86.9% of our total revenues from value-added resellers and distributors. We expect our revenues to continue to depend in large part on the performance of these third-party distributors and resellers. In addition, our value-added resellers and distributors may be unsuccessful in selling our products and services, may sell products and services that are competitive with ours, may devote more resources to competitive products and may cease selling our products and services altogether. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. If we fail to develop and maintain additional relationships with these distribution partners, or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

Our reliance on third parties to manufacture, assemble, test and fulfill orders for our products could cause a delay in our ability to fill orders, which might cause us to lose sales.

Flash Electronics, Inc. manufactures, assembles, tests and fulfills orders for the NetScreen-25, NetScreen-50, NetScreen-204, NetScreen-208, NetScreen IDP-10, NetScreen IDP-500 and NetScreen IDP-100 products at its Fremont, California facility. Solectron Corporation manufactures, assembles, tests and fulfills orders for the NetScreen-5400, NetScreen-5200 and NetScreen-500 products at its San Jose, California facility and the NetScreen-5XP and NetScreen-5XT products at its facility in China. Accton Technologies Corporation manufactures, assembles and tests the NetScreen-5GT at its facility in Taiwan. Solectron Corporation fulfills orders for the NetScreen-5GT at its San Jose, California facility. We currently do not have a long-term supply contract with Flash Electronics, Solectron or Accton Technologies, and we purchase from these manufacturers on a purchase order basis. If we should fail to manage our relationship with Flash Electronics, Solectron or Accton Technologies effectively, or if these manufacturers experience delays, disruptions or quality control problems in their manufacturing and order fulfillment operations, our ability to ship products to our customers could be delayed.

The absence of dedicated capacity with Flash Electronics, Solectron and Accton Technologies means that, with little or no notice, they could refuse to continue manufacturing some or all of our products. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required or choose to change contract manufacturers, we could lose revenues and damage our customer relationships.

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

Our reliance on third-party manufacturers also exposes us to the following risks outside our control:

•	unexpected increases in manufacturing and repair costs;

•	interruptions in shipments if one of our manufacturers is unable to complete production;

•	inability to control quality of finished products;

•	inability to control delivery schedules;

•	unpredictability of manufacturing yields;

•	financial strength required of these manufacturers to meet our procurement and manufacturing needs; and

•	potential lack of adequate capacity to provide all or a part of the services we require.

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

If we are unable to fix errors or other problems that later are identified after full deployment, in addition to the consequences described above, we could experience:

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

We achieved profitability on a GAAP basis for the first time in the three months ended December 31, 2002. Prior to the quarter ended December 31, 2002, we had incurred significant losses since our inception in October 1997. We may incur losses in the future. As of June 30, 2003, we had an accumulated deficit of $88.2 million. We had net losses applicable to common stockholders of $41.1 million for the year ended September 30, 2002, $34.2 million for the year ended September 30, 2001, and $33.7 million for the year ended September 30, 2000. We expect to continue to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, we will need to continue generating higher revenues to maintain profitability. Revenue growth depends on many factors, including those described elsewhere in these “Factors That May Affect Our Business and Future Results of Operations and Financial Condition.” Our revenues may not grow, our gross margins and operating margins may decline and we may not maintain profitability. A failure to maintain profitability could cause our stock price to decline.

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

Our ability to sell our products and implement our business plan successfully in a volatile and growing market requires effective management, information technology and financial systems, and a system of internal processes and controls. Growth in future operations may cause strain on our systems, processes and controls. To meet these challenges, we will need to improve our management and information technology systems as well as our internal controls for financial reporting. We will also need to scale these systems and controls to meet the requirements of our growth in international markets and continue to expand, train and manage our workforce worldwide. If we do not meet these challenges, we may be unable to expand our business or to meet competitive challenges and it will be more difficult to manage our operations.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of June 30, 2003, we had nine patent applications pending in the United States relating to our products, three of which have been extended to other countries. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control the use, access to and distribution of our software, documentation and other proprietary information. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

We have granted stock options under our stock option plans since November 1997. We are required to recognize, as a reduction of stockholders’ equity, deferred stock compensation expense equal to the difference between the deemed fair market value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. This expense is amortized over the vesting period of the applicable options, generally four years, using the straight-line vesting method. At June 30, 2003, approximately $21.9 million of deferred stock compensation expense related to employee stock options remained unamortized. The resulting amortization expense will have a material negative impact on our results of operations in future periods through the quarter ending December 31, 2005.

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

The market prices of the securities of technology-related companies have been extremely volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow slower than investors anticipate, if operating or capital expenditures exceed our expectations and cannot be reduced appropriately, if our gross margin or operating margin declines or declines faster than investors anticipate, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for technology-related stocks or the stock market in general experiences a continued or greater loss in investor confidence or otherwise fails, the market price of our common stock could decline for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. General political or economic conditions, such as an outbreak of war, a recession or interest rate or currency rate fluctuations, could also cause the market price of our common stock to decline. Our common stock has experienced, and is likely to continue to experience, these fluctuations in price, regardless of our performance.

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

If our existing stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of June 30, 2003, there were 81,334,001 shares of common stock outstanding. Large portions of these freely tradable shares are still held by the same entities that purchased our preferred stock prior to our initial public offering. In October 2002, 5,762,502 shares resulting from the conversion of Series F preferred stock became saleable pursuant to Rule 144 of the Securities Act. Additionally, 11,711,403 shares were held by directors, executive officers and other affiliates, that are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other “blackout” periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option and purchase plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act.

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

As of June 30, 2003, our investment portfolio consisted of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, and earned interest at an average rate of 1.7%. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in interest rates would not materially affect our interest income, although we cannot assure you of this.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2003, the end of the quarter covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to NetScreen (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in internal controls

During the quarter ended June 30, 2003, there were no significant changes in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NetScreen have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Changes in Securities and Use of Proceeds

(d) The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-71048), relating to our initial public offering (IPO) of our common stock, effective on December 11, 2001. We are furnishing the following information with respect to the use of proceeds from our IPO:

Gross proceeds from our IPO	$184,000,000

Offering expenses:
Underwriting fees	12,880,000
Other offering expenses	2,481,000

Total offering expenses	15,361,000

Net proceeds from our IPO	$168,639,000

To date, we have not used any of the net proceeds of the IPO.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 23, 2003, we filed a report on Form 8-K dated April 23, 2003, that furnished (not filed) under Item 12 the press release entitled “NetScreen Technologies, Inc. Reports Record Second Quarter Results” relating to our results for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCREEN TECHNOLOGIES, INC.

By:	/s/ REMO E. CANESSA
Remo E. Canessa Chief Financial Officer and Corporate Secretary (Duly Authorized and Principal Financial Officer)

Date: August 14, 2003

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.