Form 10-Q/A
period 2003-06-30
NETSCREEN TECHNOLOGIES INC
filed 2003-08-15
CIK 1088454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2003 is being filed solely to clarify the statement regarding the potential impact of severe acute respiratory syndrome (SARS) on our business in the quarter ending December 31, 2003, as follows (clarification included in italics below):

“While we cannot quantify the complete effect of SARS on our business, we expect that SARS will continue to have a follow-on impact in the quarter ending September 30, 2003 and may have an impact in the quarter ending December 31, 2003 should an additional outbreak of SARS occur.”

This revised statement occurs in two areas in this Amendment No. 1:

(1)	Under the caption “Overview” contained in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 16; and

(2)	in the risk factor entitled “The health crisis related to SARS led to a business slowdown in APAC and may adversely affect our results of operations” contained under the caption “Factors that May Affect Our Business and Future Results of Operations and Financial Condition” at page 27.

While these are the only changes to the report, for the convenience of the reader, in this Amendment No. 1 we have reproduced the entire Quarterly Report on Form 10-Q containing the revised language.

NETSCREEN TECHNOLOGIES, INC.

FORM 10-Q/A

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

In the second half of the quarter ended June 30, 2003, we experienced a business slowdown in APAC related to severe acute respiratory syndrome (SARS), primarily in China and Hong Kong. While we cannot quantify the complete effect of SARS on our business, we expect that SARS will continue to have a follow-on impact in the quarter ending September 30, 2003 and may have an impact in the quarter ending December 31, 2003 should an additional outbreak of SARS occur. Such impact could take the form of lower than expected rates of growth, decreased revenues, longer sales cycles and lower sales prices, all or any of which could have an adverse impact on our results of operations and may cause us to underperform against the expectations of the public market. Any prolonged or increased outbreak of SARS could have a material adverse impact on our performance in international markets.

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

In the second half of the quarter ended June 30, 2003, we experienced a business slowdown in APAC related to SARS, primarily in China and Hong Kong. While we cannot quantify the complete effect of SARS on our business, we expect that SARS will continue to have a follow-on impact in the quarter ending September 30, 2003 and may have an impact in the quarter ending December 31, 2003 should an additional outbreak of SARS occur. Such impact could take the form of lower than expected rates of growth, decreased revenues, longer sales cycles and lower sales prices, all or any of which could have an adverse impact on our results of operations and may cause us to underperform against the expectations of the public market. Any prolonged or increased outbreak of SARS could have a material adverse impact on our performance in international markets.

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

Date: August 15, 2003

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