Form 10-K
period 2003-09-30
NETSCREEN TECHNOLOGIES INC
filed 2003-12-24
CIK 1088454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-33387

NETSCREEN TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0469208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

805 11th Avenue, Building 3, Sunnyvale, California	94089
(Address of Principal Executive Offices)	(Zip Code)

(408) 543-2100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value Per Share

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s common stock on March 31, 2003 of $16.78 per share) was $945,038,978.

The number of shares of the Registrant’s common stock outstanding as of December 15, 2003 was 92,231,362.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement to be delivered to stockholders in connection with the Registrant’s 2004 Annual Meeting of Stockholders, which is required to be filed within 120 days of Registrant’s fiscal year end, are incorporated by reference into Part III of this Form 10-K.

NETSCREEN TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

NetScreen, the NetScreen logo, NetScreen Technologies, GigaScreen, Neoteris and our product names are trademarks or registered trademarks of NetScreen Technologies, Inc. in the United States and other countries. Each trademark, trade name or service mark of any other company appearing herein belongs to its holder.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of words such as “can,” “allow,” “enable,” “expect,” “anticipate,” “intend,” “believe,” “estimate,” “will,” “may,” “continue” and similar terms. These forward-looking statements include our expectations about our business strategy, revenue, cost of revenues and various operating expenses. Our actual results may differ significantly from those projected in the forward-looking statements as a result of many factors, including the risks and uncertainties discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the section entitled “Factors That May Affect Our Business and Future Results of Operations and Financial Condition” and elsewhere in this report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q or current reports on Form 8-K that we will file in 2003 or 2004. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

PART I

Item 1.    Business.

Overview

NetScreen develops, markets and sells a broad family of high performance, cost-effective, purpose-built network security solutions. Our security solutions integrate key security technologies in appliances and systems that can be deployed at multiple points in the network. These solutions provide the layers of network and application level security to implement secure network-to-network, user-to-network and user-to-user communication with encryption, access control, authentication and attack detection and prevention.

We believe we offer our customers the most comprehensive and effective set of network security solutions delivering core security technologies such as virtual private networking, firewall and denial of service protection, intrusion detection and prevention, and antivirus technologies. Our breadth of product offerings allows us to address the needs of a wide range of customers and networks from single user environments, to high capacity, geographically dispersed enterprise deployments, to large-scale, carrier class networks. Our broad family of products also enables our end customers to cost-effectively address their security needs across the network using stateful inspection and what we call Deep Inspection firewall technologies, IPSec and SSL VPNs, denial of service protection, antivirus and Intrusion Detection and Prevention solutions from a single vendor, reducing implementation complexities and accelerating deployments.

IP security protocol (IPSec) VPNs provide secure, encrypted connectivity between networks by tunneling traffic across untrusted networks such as the Internet. Secure sockets layer (SSL) VPNs leverage the SSL technology in a standard web browser to provide remote users and business partners with secure access to enterprise resources and applications from an Internet-enabled device without requiring the installation of client software on the remote device. Both IPSec VPNs and SSL VPNs protect against malicious eavesdropping and/or data manipulation by encrypting data to provide confidentiality and authenticating data to provide data integrity. Our stateful inspection firewalls help prevent unauthorized network access by establishing a perimeter defense between two networks, such as an enterprise’s network and the Internet. These firewalls enable users to establish security policies designed to permit only authorized traffic into and out of a connected network. Deep Inspection firewalls, delivered as part of our ScreenOS version 5.0 operating system, use stateful inspection capabilities and add intrusion detection and prevention technologies to protect against application level attacks at the network perimeter. Intrusion detection and prevention (IDP) appliances detect network and application level attacks using sophisticated detection methods and, once an attack is identified, can alert internal IT staff or drop the packets or connection associated with the attack. Antivirus protection provides application layer defense by reassembling data packets at the network perimeter to detect malicious code or worms embedded in files being transferred across the network.

The NetScreen Solution

Using our products, enterprises, carriers and government entities can facilitate a variety of security and network protection objectives including securing communication over the Internet, enforcing network access policies and protecting against worm and virus outbreaks as well as sophisticated intrusion attempts by hackers. Our solutions are deployed in cost sensitive branch offices and remote sites as well as in mission-critical environments such as enterprise central sites, corporate extranets, major e-business Web sites and carrier network infrastructures. Our solutions can be purchased and operated by enterprises and can also be used by carriers to secure their infrastructure or deliver managed security services to their enterprise customers.

We provide two classes of firewall and VPN products: high performance chassis-based systems and fixed configuration appliances. Our firewall and VPN system products include the NetScreen-5400, NetScreen-5200 and NetScreen-500. These products are high capacity, high availability, flexible configuration, network security platforms. These chassis-based systems allow users to deploy multiple configurations that best suit their network environment. Our firewall and VPN appliance products include the NetScreen-208, NetScreen-204, NetScreen-50, NetScreen-25, NetScreen-5XT, NetScreen-5GT and NetScreen-5XP. These appliances provide a fixed configuration solution that greatly simplifies customer installation and can be deployed to address specific network requirements. Our firewall and VPN systems and appliances deliver integrated firewall, VPN and denial of service protection capabilities in a single device using our proprietary application specific integrated circuits (ASICs), which we refer to as the GigaScreen and GigaScreen II ASICs. Our NetScreen-5GT firewall and VPN appliance uses a reduced instruction set computer (RISC) processor with an embedded hardware accelerated encryption engine, and includes gateway-based antivirus functionality. All of our firewall and VPN systems and appliances use our embedded security operating system and applications, which we call ScreenOS, enabling flexible security and network configurations to meet the needs of a wide variety of network environments.

We provide three IDP appliances: the NetScreen-IDP 500, NetScreen-IDP 100 and NetScreen-IDP 10. These products detect attacks and prevent intrusions to reduce or eliminate the impact of a broad range of sophisticated network and application level attacks. These IDP appliances provide efficient attack detection, reducing the number of false alarms and missed attacks, and attack prevention, by dropping the packets or connection associated with the attack. These IDP appliances can be deployed as an enforcement point, or in-line, in the network to stop attacks that may have otherwise been missed by other security systems or otherwise have reached their intended network targets. Our IDP appliances run a secure version of the Linux operating system and use proprietary software and multiple detection methods to identify network and application attacks and prevent them from reaching mission-critical resources. With this platform, our IDP appliances incorporate multiple methods of detection, such as Stateful Signatures, protocol anomaly detection and backdoor detection, in a single device. These detection methodologies monitor the data traffic and connection requests on a network, in order to identify and stop attacks based on known patterns of attack, suspicious traffic or protocol anomalies.

We provide three Secure Access appliances: the NetScreen-SA 5000, NetScreen-SA 3000, and NetScreen-SA 1000. Our SSL VPN products, which we refer to as our Neoteris Secure Access Appliances, are based upon our Instant Virtual Extranet (IVE) platform, a hardened application security gateway that can easily be integrated into an enterprise’s existing security infrastructure and authentication systems. With this platform, our Secure Access products provide SSL VPN capabilities to allow secure access to enterprise resources and applications without the need to deploy, configure or maintain client software on end systems. Our Secure Meeting appliance, the NetScreen-SM 3000, leverages this functionality to enable online meetings and user-to-user collaboration.

All of our products are based on industry standard communication protocols so they can be integrated easily into networks and will interoperate with other network and security infrastructure solutions, including other IPSec security devices, routers, switches, management applications and directory and authentication solutions. Our security systems and appliances can be centrally managed with flexible management software. For our firewall and VPN systems and appliances running ScreenOS version 4.0 and later versions of ScreenOS, our NetScreen-Security Manager provides centralized, end-to-end management control of device configuration, network settings and security policies across a network. NetScreen-Global PRO and Global PRO Express enable secure, scalable monitoring of devices, network traffic and security events and policy administration for devices running ScreenOS version 4.0 and earlier versions of ScreenOS. For our IDP appliances, our NetScreen-IDP Manager gives administrators control over which traffic the IDP appliance should examine and how it should respond when intrusions are detected, and provides sophisticated logging and analysis functions to aid in identifying attacks. Our SSL VPN appliances include embedded management functionality in each device.

Products

Firewall and VPN Systems and Appliances

Our firewall and VPN systems and appliances consist of the following products:

	Throughput		IPSec Tunnels(1)	Maximum Concurrent Sessions	List Price(2)
Product	Firewall	VPN
Security Systems
NetScreen-5400	12 Gbps	6 Gbps	25,000	1,000,000	$99,000–$310,000
NetScreen-5200	4 Gbps	2 Gbps	25,000	1,000,000	$69,000–$269,000
NetScreen-500	700 Mbps	250 Mbps	10,000	250,000	$25,000–$84,600

Security Appliances
NetScreen-208	550 Mbps	200 Mbps	1,000	128,000	$14,995–$20,800
NetScreen-204	400 Mbps	200 Mbps	1,000	128,000	$9,995–$14,300
NetScreen-50	170 Mbps	50 Mbps	100/400	64,000	$5,995–$7,795
NetScreen-25	100 Mbps	20 Mbps	25/100	16,000	$3,495–$4,500
NetScreen-5GT	75 Mbps	20 Mbps	10	2,000	$495–$1,245
NetScreen-5XT	70 Mbps	20 Mbps	10	2,000	$695–$1,500
NetScreen-5XP	20 Mbps	13 Mbps	10	2,000	$495–$1,300

(1)	A tunnel is an encrypted link between two devices. Where indicated, the second number indicates additional dial-up VPN tunnel capacity.
(2)	Price depends on configuration and customer location.

Firewall and VPN Systems.    The NetScreen-5400, NetScreen-5200 and NetScreen-500 products are high performance security systems designed to provide integrated firewall, VPN and denial of service protection capabilities for enterprise environments and carrier network infrastructures. Each can be deployed in high bandwidth environments and can be used to deliver managed security services. Our firewall and VPN systems allow unique security policies to be enforced for multiple virtual local area networks, or VLANs, allowing a single system to secure multiple networks. Our security systems also allow for the creation of multiple Virtual Systems, each providing a unique security domain with its own virtual firewall and VPN and dedicated management interface. These features enable enterprises, carriers and government entities to use a single security system to secure multiple networks and enable carriers to deliver security services to multiple customers. For example, the NetScreen-5000 product family supports 4,000 VLANs and up to 500 Virtual Systems. The NetScreen-500 supports 100 VLANs and up to 25 Virtual Systems. The NetScreen-500 supports an optional upgrade designed to enable wireless carriers to secure General Packet Radio Service (GPRS) and 3G Universal Mobile Telephone Service (UTMS) networks.

Firewall and VPN Appliances.    The NetScreen-208, NetScreen-204, NetScreen-50, NetScreen-25, NetScreen-5GT, NetScreen-5XT and NetScreen-5XP security appliances are fixed configuration products of varying performance and capacity characteristics that offer integrated firewall, VPN and denial of service protection capabilities. These fixed configuration appliances are designed to greatly simplify customer installation and can be deployed to address specific network requirements. Our security appliances can be deployed to provide small to medium-sized businesses and enterprise remote locations with secure Internet access and communication. Our NetScreen-5GT appliance can be deployed with antivirus capabilities to stop virus outbreaks, including blended attacks, at the corporate gateway before they reach users’ desktops.

Intrusion Detection and Prevention Appliances

Our IDP products consist of the following:

Product	Throughput	Maximum Concurrent Sessions	List Price(1)
NetScreen-IDP 500	500 Mbps	220,000	$34,995-$45,495
NetScreen-IDP 100	200 Mbps	70,000	$16,495-$21,450
NetScreen-IDP 10	20 Mbps	10,000	$7,995-$10,395

(1)	Price depends on configuration and customer location.

Our IDP appliances detect attacks and prevent intrusions using Multi-Method Detection (MMD) which utilizes eight intrusion detection methods to increase the attack detection accuracy and which we believe provide the broadest attack detection coverage available. These attack detection mechanisms include protocol anomaly, backdoor, traffic anomaly, IP spoofing, Layer 2 and SYN-flood detection, a network honeypot and a technique called Stateful Signature Detection. Stateful Signature Detection uses signatures that look for attack pattern matches only in the relevant portions of the traffic where an intrusion can be perpetrated. Our IDP appliances provide fast and efficient traffic processing and alarm collection, presentation and forwarding. Once an attack is detected, our IDP appliances prevent the intrusion by dropping the packets or connection associated with the attack, reducing or eliminating the effects of the attack. Our IDP appliances can also alert the IT staff to respond to the attack. Our IDP appliances can be clustered to provide high availability and reduce the risk associated with a single point of failure.

Secure Access and Secure Meeting Appliances

Our Secure Access products consist of the following:

Product	Maximum Concurrent Users	List Price(1)
NetScreen-SA 5000	2,500	$39,995-$114,995
NetScreen-SA 3000	1,000	$29,995-$69,995
NetScreen-SA 1000	250	$9,995-$24,995

(1)	Price depends on configuration and customer location.

Our Secure Meeting product consists of the following:

Product	Maximum Concurrent Users	List Price(1)
NetScreen-SM 3000	250	$14,995-$44,995

(1)	Price depends on configuration and customer location.

Our Secure Access appliances provide a wide range of enterprise-class scalability, high availability, and security functionality for customers seeking to provide secure access to network resources over a public network. These appliances can provide direct access to network resources or application-layer and user-specific access to network resources in an easy to deploy appliance. Our Secure Access appliances also provide network administrators detailed auditing and reporting capabilities to monitor network access. Additionally, these appliances provide SSL VPN capabilities to allow secure access to enterprise resources and applications without the need to deploy, configure or maintain client software on end systems. Our Secure Meeting product leverages this functionality to enable online meetings and user-to-user collaboration.

Software

NetScreen-Security Manager.    NetScreen-Security Manager is our next generation management platform which provides centralized, end-to-end management control of device configuration, network settings and security policies for up to 1000 NetScreen firewall and VPN systems and appliances. NetScreen-Security Manager allows enterprise IT departments and carriers to delegate appropriate levels of administrative access to specific administrators for a wide range of tasks, ranging from read-only to full-edit capabilities. It can provide or restrict information to different individuals or constituencies within the organization, allowing enterprise administrators to make role-appropriate decisions, and allowing carriers to manage security for multiple customers using a single management platform. NetScreen-Security Manager provides a single, integrated management interface to control device parameters from a centralized location and high performance log storage mechanism that allows administrators to collect and monitor detailed information on key network criteria such as network traffic, device status, and security events. With integrated configuration, logging, monitoring and reporting in a single, unified interface, and powerful role based administration, NetScreen-Security Manager enables members of an IT organization to work together to manage security on the network. NetScreen-Security Manager supports all of our firewall and VPN security systems and appliances running ScreenOS version 4.0 or later. The list price for NetScreen-Security Manager management software is between $5,995 and $72,800 depending on the number of devices to be managed and customer location.

NetScreen-Global PRO and NetScreen-Global PRO Express.    Our NetScreen-Global PRO products are management applications that provide centralized network and security management for devices running our ScreenOS version 4.0 operating system software and earlier versions of ScreenOS. NetScreen-Global PRO and NetScreen-Global PRO Express manage all of our firewall and VPN systems and appliances and can be delivered as a pre-installed application on a third party server to simplify deployment. NetScreen-Global PRO is designed to allow for role-based device configuration, policy management, real-time monitoring and historical reporting of network traffic and security logs. NetScreen-Global PRO Express is an entry-level version of our management application that manages up to 100 devices. The list price for NetScreen-Global PRO management software and the server is between $16,995 and $55,995 depending on the number of devices to be managed and customer location. NetScreen-Global PRO Express has a list price between $4,995 and $25,995 depending on the number of devices to be managed and customer location.

NetScreen-IDP Manager.    NetScreen-IDP Manager provides centralized, policy-based management for our IDP appliances. Using the NetScreen-IDP Manager, customers can manage up to 100 IDP appliances from a single management console. Administrators create individual rules to establish a security policy. This gives administrators control over which traffic the IDP appliance should examine and how it should respond when attacks or intrusions are detected. NetScreen-IDP Manager capabilities include a policy editor, log viewer, integrated security incident management and reports to provide our customers useful tools to manage security by using our IDP application. Customers can manage up to 10 IDP appliances using NetScreen-IDP Manager at no cost. The list price for an upgrade to the NetScreen-IDP Manager management software and the server is between $8,495 and $17,495 depending on the number of devices to be managed and customer location.

NetScreen-Remote Client software.    NetScreen-Remote is a line of two client software products that provide mobile or remote users with security capabilities. NetScreen-Remote VPN Client is used to establish VPN connections from personal computers. It is based on IPSec client software licensed from a third party. The list price for NetScreen-Remote VPN Client is up to $12.50 per license. NetScreen-Remote Security Client is used to establish VPN connections as well as integrated client-based firewall capabilities. It uses software licensed from a third party. The list price for NetScreen-Remote Security Client is up to $44.50 per license.

Services

Product Support Offerings

We provide a range of hardware and software support options for our firewall and VPN systems and appliances, IDP appliances, Secure Access appliances, Secure Meeting appliances and for our NetScreen-Security Manager, NetScreen-Global PRO, NetScreen-Global PRO Express and NetScreen-IDP Manager applications. These options include extended hardware maintenance, faster hardware replacement for defective units, software maintenance and world-wide technical support with access 24 hours a day, seven days a week. These service offerings can be purchased as a bundle to provide comprehensive service and support for the covered product or as separate support offerings. The software maintenance provides our end customers with updates and upgrades during the period of coverage purchased by the customer.

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

Alliances

We have established formal and informal commercial relationships with networking, security and application development companies to provide low cost, high performance network security solutions to our customers. We expect these alliances to verify and demonstrate the interoperability of our security products with other networking equipment and technologies. We also expect these alliances to help facilitate the introduction of new features, solutions and product enhancements.

Through our Global Security Alliance program, end customers can select scalable and comprehensive network security solutions to secure their networks. Solutions offered through this program combine the features of our systems and appliances, such as firewall, VPN, denial of service protection and IDP, with the features of our alliance members’ products that provide additional complementary technologies and services, to provide comprehensive end-to-end security for an end customer’s network infrastructure. Some of the complementary security alliances today address antivirus filtering, application security, security event management, multi-device management, content filtering, route optimization and authentication. Within our alliance program, we work with alliance members to architect solutions and verify the compatibility and integration of such solutions. In most cases, where applicable, we have integration documentation and other tools for successful implementation. Joint solutions also address certain network environments like 3rd Generation wireless data networks (GPRS, CDMA, UMTS), IP telephony and voice-over IP, wireless LANs, and broadband.

Customers

Distributors, Resellers and Carriers

Domestically, we sell directly to major carriers and primarily indirectly to enterprise and other end customers through value-added resellers and a distributor. Internationally, we sell primarily through distributors, who, in turn, sell to value-added resellers. Sales through distributors and value-added resellers represented 92.1% of our total revenues in the fiscal year ended September 30, 2003.

End Customers

Our end customers, include small, medium and large businesses, large carriers such as traditional local and long distance telephone companies, Internet carriers, managed security service providers, and government entities.

In fiscal 2003, 2002 and 2001, no customer accounted for 10% or more of our total revenues.

Technology

Our firewall and VPN security systems and appliances are built on a technology core that consists of our proprietary GigaScreen or GigaScreen-II ASICs, RISC processors and our ScreenOS, which integrates a security operating system and other software applications. Our NetScreen-5GT firewall and VPN appliance uses a RISC processor and ScreenOS. Our ASICs and ScreenOS have been designed specifically for the unique requirements of high performance security processing. The NetScreen-5000 series of systems uses GigaScreen-II ASICs and an innovative system architecture to deliver high performance security processing. We incorporate our Virtual Systems capability and high availability technology into the NetScreen-5400, NetScreen-5200 and NetScreen-500. We incorporate our high availability technology into the NetScreen-208, NetScreen-204, NetScreen-50, NetScreen-25 and the NetScreen-IDP appliances. The NetScreen-SA 5000, NetScreen-SA 3000, NetScreen-SA 1000 and NetScreen-SM 3000, are based upon our IVE platform, a hardened application security gateway. The NetScreen-IDP 500, NetScreen-IDP 100 and NetScreen-IDP 10 appliances offer MMD which utilizes eight intrusion detection methods for efficient attack detection and intrusion protection, making it capable of dropping an attack and reducing or eliminating its impact on the network. We have also developed scalable, centralized management software to allow our end customers to manage large numbers of security devices.

GigaScreen-II ASIC and NetScreen-5000 Series Hardware Architecture

The NetScreen-5000 series of systems use up to six GigaScreen-II ASICs and a distributed system architecture for high performance security processing. The GigaScreen-II ASIC contains multiple powerful processing engines, each responsible for a portion of data flow processing. Examples of these processing functions include packet parsing, classification, fragmentation, reassembly, encryption, decryption, network address translation and session lookup. The GigaScreen-II ASIC’s high performance packet input-output capability and controls are designed to integrate with modern hardware packet switching technology.

Each GigaScreen-II ASIC is capable of supporting 2 Gbps of firewall traffic and 1 Gbps of VPN traffic. The NetScreen-5000 series of systems can utilize multiple GigaScreen-II ASIC processors for security flow processing and a RISC processor for management and control processes. This architecture contains three primary components:

•	Secure Port (Flow Processing) Modules are based around the GigaScreen-II ASIC and a programmable front-end processor. The programmable element provides flexibility to improve future performance and facilitate scalability. These modules handle every packet as it enters and exits the system, providing packet parsing, classification and flow-level processing for packets of established sessions. Packets requiring processing beyond that provided by the secure port module are handed off to the management module for further attention.

•	The Management Module is based around a powerful combination of RISC processors and a GigaScreen ASIC. It handles tasks not supported by the secure port module such as session setup and tear down, IKE negotiation, all management access, and dedicated inter-system, high availability and management interfaces.

•	The High Performance Backplane interconnects all the internal system components. Using a multi-bus architecture and a switched fabric, it provides an efficient communication path for control information, data exchange and packet forwarding between modules.

GigaScreen ASIC and Multi-bus Architecture

For most of our firewall and VPN appliances, our GigaScreen ASIC provides hardware-based acceleration for firewall and VPN functions, such as encryption, authentication, public key acceleration, security policy search engine and network address translation acceleration. Each GigaScreen ASIC performs data encryption using the data encryption standard, or DES, which is an industry standard encryption algorithm, at speeds of up to 1.2 Gbps, or up to 400 Mbps using 3DES encryption. Each GigaScreen ASIC also supports industry standard authentication algorithms, such as MD-5 and SHA-1. The NetScreen-500, NetScreen-208 and NetScreen-204 are based on system-level designs that incorporate a GigaScreen ASIC connected to a RISC processor through a multi-bus architecture to accelerate processing-intensive security functions. This multi-bus architecture uses two independent buses to connect our GigaScreen ASIC and host processor to the packet memory. Our multi-bus architecture increases performance by reducing the bandwidth burden on the packet memory bus.

ScreenOS

Our ScreenOS is a security operating system integrated with a suite of applications designed to offer high levels of security and performance that we have incorporated into all of our security systems and appliances. We have developed ScreenOS to deliver a comprehensive suite of tightly integrated high performance network security functions including firewall, VPN and denial of service protection. ScreenOS is designed to eliminate traditional performance bottlenecks and known security flaws. It cannot be easily analyzed for vulnerabilities by hackers since the source code is not generally publicly available. In addition to providing a secure operating system and key security applications, ScreenOS delivers a robust set of technologies based on industry standard protocols designed to allow our security systems and appliances to be integrated easily into our end customer’s existing networks.

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

ScreenOS version 5.0- Deep Inspection Firewall and Antivirus

Deep Inspection Firewall.    ScreenOS version 5.0 incorporates new application-level attack protection using elements of our IDP technology to enable what we call Deep Inspection firewall capabilities on our firewall and VPN security appliances and systems. A Deep Inspection firewall can be deployed at the network perimeter and is designed to prevent application-level attacks aimed at Internet-facing applications, such as Web, e-mail, FTP and DNS. Our Deep Inspection firewall reduces or eliminates application-level attack ambiguities by performing a variety of functions such as converting network packets to the application-level message being transmitted and applying attack pattern matches where attacks are likely to be perpetrated. Our Deep Inspection firewall then decides to accept or deny the traffic based on high impact protocol anomalies or any given attack pattern. The Deep Inspection firewall can block application-level attacks at the Internet gateway so they never reach their destination.

Antivirus.    ScreenOS 5.0 also enables the embedded antivirus capabilities on our NetScreen-5GT security appliance. With antivirus scanning technology, the NetScreen-5GT with ScreenOS version 5.0 has the ability to stop virus outbreaks, including blended attacks, at the corporate gateway before they reach users’ desktops. Additional features also available in ScreenOS version 5.0 assist with antivirus protection on other NetScreen devices, which facilitate redirection of relevant traffic by NetScreen devices to a third party device for content scanning.

High Availability Technology

The NetScreen-5400, NetScreen-5200, NetScreen-500, NetScreen-208, NetScreen-204, NetScreen-50 and NetScreen-25 incorporate our ScreenOS high availability capabilities, which are based on version 2 of the NetScreen Redundancy Protocol, or NSRPv2. NSRPv2 enables a redundant pair of our security systems to be integrated into a high availability network architecture, with redundant physical connections between the systems and the adjacent network switches. These systems can simultaneously process network traffic, called an “active-active” configuration, and can synchronize system configurations, session states and IPSec tunnel states between the systems using redundant, high availability connections between the two systems. This system synchronization allows a redundant system to take over network traffic processing typically in less than one second after a system or network failure to ensure that network traffic can continue to be forwarded. Using NetScreen’s “active-passive” high availability configuration provides for synchronization of system configuration, session states and IPSec tunnel states between an active appliance and a standby appliance. The NetScreen-50 supports the “active-passive” configuration and the NetScreen-25 provides a feature called HA-Lite that supports the “active-passive” configuration with synchronization of only system configurations. The rest of the NetScreen devices listed above can support both “active-active” and “active-passive” configurations.

Virtual Systems Capability

The NetScreen-5400, NetScreen-5200 and NetScreen-500 also incorporate our patent pending ScreenOS Virtual Systems capability. Used in conjunction with multiple physical interfaces or industry standard VLAN technology, this architecture allows end customers to use a single system to create up to 500 virtual firewalls and VPN gateways, each able to protect a unique security domain. Each Virtual System can have its own address book, policies and management set based on the end customer’s requirements. As a result, our Virtual Systems capability allows enterprises and government entities to implement multiple departmental security systems on a single platform, and it enables Internet data center operators and carriers to deliver managed security services to numerous individual users easily and cost effectively.

IDP MMD Attack Detection

The NetScreen-IDP 500, NetScreen-IDP 100 and NetScreen-IDP 10 appliances offer MMD, which utilizes eight intrusion detection methods to increase the attack detection accuracy and which we believe provide the broadest attack detection coverage available. These intrusion detection mechanisms include protocol anomaly, backdoor, traffic anomaly, IP spoofing, Layer 2 and SYN-flood detection, a network honeypot and a technique called Stateful Signature Detection. Stateful Signature Detection uses signatures that look for attack pattern matches only in the relevant portions of the traffic where an intrusion can be perpetrated.

IVE Platform

The NetScreen-SA 5000, NetScreen-SA 3000, NetScreen-SA 1000 and NetScreen-SM 3000 appliances are based upon our IVE platform, a hardened application security gateway. This platform includes hardware and software features to allow our Secure Access and Secure Meeting products to be securely integrated with the customer’s existing infrastructure. This platform includes a hardened web server, capabilities to allow continuity of policies throughout the enterprise, security certifications to facilitate server authentication functionality, clustering capabilities for high throughput and performance and stateful peering and clustering to increase reliability and high availability of user, system, and session state.

Scalable Central Management Software

We have developed our NetScreen-Security Manager, NetScreen-Global PRO and NetScreen-IDP Manager applications to enable secure, scalable monitoring of devices, network traffic and security events, and device configuration and policy administration. The NetScreen-Security Manager management software is our next generation management platform that incorporates a scalable system architecture designed to allow the platform to be rapidly extended to support large numbers of devices, additional ScreenOS features, and additional security technologies in future releases. NetScreen-Security Manager’s architecture is comprised of a device server, a GUI server, and a lightweight user interface (UI). To address the diverse management needs of the IT staff while maintaining flexibility and performance, all device related functions are executed on the device server, while all centralized configuration functions run in the GUI server. This separation of device server and GUI server enables performance and flexibility. Both device and GUI components can reside on the same server where cost and/or simplicity are the primary requirements, or reside on separate servers where performance and deployment flexibility are more important. Independent of the chosen deployment of the device and GUI servers, the UI provides the single point of access for the administrator to all of the information and capabilities of the system. The NetScreen-Security Manager can support multiple simultaneous administrators by supporting multiple GUI instances, powerful role based delegation of administrative rights and object locking that allows multiple administrators to safely modify policies or devices concurrently.

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

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing and incorporating additional functions, and maintaining the competitiveness of our product offerings. We are building on our proprietary GigaScreen and GigaScreen-II ASICs and continuing to develop next generation technology to support the anticipated growth in network bandwidth requirements. We continue to develop new releases of our ScreenOS, IDP operating system, IVE platform and management software to improve functionality, performance, scalability and the user interface.

Our research and development expenses were $43.9 million for the year ended September 30, 2003, $32.8 million for the year ended September 30, 2002 and $25.6 million for the year ended September 30, 2001.

Manufacturing

We outsource the manufacturing of our systems and appliances. We contract our manufacturing requirements to Flash Electronics, Inc., Solectron Corporation and another third party manufacturer. This contracting activity extends from prototypes to full production and includes material procurement, assembly, test, control and shipment to our customers. We design, specify and monitor all of the tests that are required to meet internal and external quality standards. Our contracting arrangements provide us with the ability to deliver products quickly to customers by using Flash Electronics’ and Solectron’s turnkey manufacturing and drop shipment capabilities. In addition, we can adjust manufacturing volumes rapidly to meet changes in demand. None of the agreements with these manufacturers provide for a fixed term of service. In addition, our proprietary ASICs are fabricated by foundries operated by Toshiba America Electronic Components, Inc.

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

Current and potential competitors in our market include the following, all of which sell worldwide or have a presence in most of the major geographical markets for their products:

•	firewall and VPN software vendors, such as Check Point Software Technologies Ltd. and Symantec Corporation;

•	network equipment manufacturers, such as Cisco Systems, Inc., Lucent Technologies Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers, such as SonicWALL, Inc., WatchGuard Technologies, Inc. and Symantec Corporation;

•	SSL VPN vendors, such as Cisco Systems, Inc., F5 Networks, Inc. and Symantec Corporation;

•	intrusion detection system vendors including Internet Security Systems, Inc., Cisco Systems, Inc., Network Associates, Inc. and Enterasys Networks, Inc.;

•	low-cost hardware suppliers with products that include network security functionality; and

•	emerging security companies that may position their systems as replacements for our products.

Intellectual Property

Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. As of December 15, 2003, we have twenty-three patent applications pending in the United States relating to our technologies and the design of our products. We have elected to extend three of these patent applications to other countries. Our engineering teams have significant expertise in ASIC design. Our ScreenOS operating system and applications and our NetScreen-Security Manager, NetScreen-Global PRO, NetScreen-Global PRO Express, NetScreen-Global Manager and NetScreen-IDP Manager software were developed internally and are protected by United States and international copyright laws.

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

Our success depends in part upon our ability to obtain necessary intellectual property rights and protect our intellectual property rights. We may not be able to obtain the necessary intellectual property rights and other parties may contest our intellectual property rights.

Backlog

Our backlog consists of orders that are placed by customers on credit hold, orders awaiting shipment or orders that are subject to other constraints. However, orders may be cancelled by the customer prior to shipment. For these reasons, we believe that our backlog at any given date is not material to an understanding of our business.

Employees

As of September 30, 2003, we had 646 full-time employees, 181 of whom were engaged in research and development, 277 in sales and marketing, 75 in customer service and support and 113 in administration and operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Acquisitions

On November 14, 2003, we completed the acquisition of Neoteris, Inc., a provider of secure sockets layer virtual private networking (SSL VPN) solutions. We paid $20.0 million in cash and issued 9.7 million shares of our common stock for all the outstanding stock of Neoteris. We also assumed all of the outstanding stock options of Neoteris, which were converted into options to purchase 1.2 million shares of our common stock. We have agreed to pay Neoteris stockholders and option holders up to an additional $30 million in cash upon the achievement of certain revenue milestones. Through the acquisition of Neoteris, we added SSL VPN appliances to our broad family of integrated network security solutions. Unless otherwise noted, the results of operations presented in this report do not include the impact of the Neoteris acquisition.

Corporate Information

We were incorporated in Delaware in October 1997. Our principal executive offices are located at 805 11th Avenue, Building 3, Sunnyvale, California 94089, and our telephone number at this location is (408) 543-2100. Our common stock is traded on the Nasdaq National Market under the ticker symbol NSCN. Our primary Web site address is www.netscreen.com. Through a link on our Investor Relations section of our Web site, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. The information on our Web site is not incorporated by reference into this annual report.

Item 2.     Properties.

We occupy approximately 156,000 square feet in Sunnyvale, California pursuant to a lease that will expire on May 13, 2008. We may lease an additional 22,000 square feet in this facility, exercisable at our option anytime through February 14, 2004. We may need to lease additional space to accommodate future growth.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

Our common stock has traded on the Nasdaq National Market under the symbol “NSCN” since our initial public offering of stock on December 12, 2001. Prior to this time, there was no public market for our common stock. The following table presents the high and low sales price per share of our common stock for the periods indicated, as reported on the Nasdaq National Market:

	High	Low
Fiscal Year ended September 30, 2003
Fourth Quarter	$27.29	$19.95
Third Quarter	$24.50	$16.81
Second Quarter	$20.80	$15.32
First Quarter	$18.00	$9.94

	High	Low
Fiscal Year ended September 30, 2002
Fourth Quarter	$14.00	$8.29
Third Quarter	$16.46	$7.76
Second Quarter	$27.95	$12.90
First Quarter (beginning December 12, 2001)	$24.69	$20.95

The market price of our common stock has been volatile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Business and Future Results of Operations and Financial Condition.”

On December 15, 2003, we had 92,231,362 shares of our common stock outstanding held by 320 stockholders of record. Because brokers and other institutions hold many of the shares on behalf of stockholders, we believe the total number of beneficial holders is significantly greater than that represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future.

Item 6.      Selected Consolidated Financial Data.

The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes appearing elsewhere in this report. The consolidated statements of operations data presented below for the years ended September 30, 2003, 2002 and 2001 and the consolidated balance sheets data as of September 30, 2003 and 2002 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the years ended September 30, 2000 and 1999 and the consolidated balance sheets data as of September 30, 2001, 2000 and 1999 have been derived from audited consolidated financial statements not appearing in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. Unless otherwise noted, the results of operations presented in this report do not include the impact of the Neoteris acquisition.

	Year Ended September 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$245,342	$138,482	$85,563	$26,584	$5,871
Gross margin	$189,222	$101,881	$59,767	$18,209	$4,183
Income (loss) from operations	$37,194	$(11,674)	$(32,223)	$(33,478)	$(19,810)
Benefit (provision) for income taxes(1)	$10,141	$(4,058)	$(168)	$—	$—
Net income (loss)	$51,520	$(12,371)	$(31,305)	$(33,021)	$(19,730)
Deemed dividend on Series E and Series F redeemable convertible preferred stock	$—	$(28,743)	$(2,923)	$(699)	$—
Net income (loss) applicable to common stockholders	$51,520	$(41,114)	$(34,228)	$(33,720)	$(19,730)
Basic net income (loss) per share applicable to common stockholders	$0.65	$(0.68)	$(2.05)	$(2.82)	$(2.99)

Shares used in computing basic net income (loss) per share applicable to common stockholders	79,110	60,564	16,696	11,954	6,598

Diluted net income (loss) per share applicable to common stockholders	$0.61	$(0.68)	$(2.05)	$(2.82)	$(2.99)

Shares used in computing diluted net income (loss) per share applicable to common stockholders	84,694	60,564	16,696	11,954	6,598

(1)	During the year ended September 30, 2003, we reversed $29.6 million of valuation allowance for deferred taxes.

	September 30,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$340,652	$249,864	$17,655	$31,869	$5,947
Working capital	$322,237	$223,296	$8,330	$23,964	$4,177
Total assets	$491,723	$346,684	$50,201	$48,115	$10,390
Total long-term obligations, less current portion	$2,042	$4,090	$2,663	$673	$580
Redeemable convertible preferred stock	$—	$—	$56,542	$53,629	$16,497
Total stockholders’ equity (net capital deficiency)	$396,929	$288,889	$(42,611)	$(27,683)	$(11,693)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the “Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this report. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” “intend” or “continue,” or comparable terminology. Our forward-looking statements include our expectations about revenue, revenue mix, channel mix, income taxes, cost of revenues and various operating expenses. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those presented below, under the caption “Factors That May Affect Our Business and Future Results of Operations and Financial Condition,” and elsewhere in this report. We undertake no obligation to update any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Overview

We develop, market and sell a broad family of integrated network security solutions for enterprises, carriers and government entities. Our security solutions provide key technologies such as firewall, virtual private networking (VPN), denial of service protection, antivirus and intrusion detection and prevention in a line of easy-to-manage security systems and appliances. Our products are based on industry standard communication protocols and can be combined with our management software so that they can be easily integrated into networks, easily managed and will interoperate with other security devices and applications.

On November 14, 2003, we completed our acquisition of Neoteris, Inc., a provider of secure sockets layer virtual private networking (SSL VPN) solutions. We paid $20.0 million in cash and issued 9.7 million shares of our common stock for all the outstanding stock of Neoteris. We also assumed all of the outstanding stock options of Neoteris, which were converted into options to purchase 1.2 million shares of our common stock. We have agreed to pay Neoteris stockholders and option holders up to an additional $30 million in cash upon the achievement of certain revenue milestones. Neoteris’ results of operations are not included in our consolidated results of operations for the year ended September 30, 2003. We expect to record substantial goodwill and other intangible assets in connection with the acquisition. In accordance with provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill resulting from the acquisition will not be amortized, but will be reviewed periodically for impairment. The other intangible assets will be amortized on a straight-line basis over their estimated useful lives. We also expect to incur substantial deferred stock compensation and operating expenses as a result of this acquisition. Achieving the anticipated benefits of the merger will depend in part upon whether the operations, products and technology of Neoteris can be integrated with our operations, products and technology in a timely and cost-effective manner. The process of combining the two companies is a complex, expensive and time-consuming process and may cause an interruption of, or loss of momentum in, the development and sales activities and operations of both companies. We cannot assure you that any part or all of the integration will be accomplished on a timely basis, or at all. Unless otherwise noted, the results of operations presented in this report do not include the impact of the Neoteris acquisition.

We derive a substantial portion of our revenues from outside the Americas. Revenues from outside the Americas were 60.6% in the year ended September 30, 2003, compared to 55.3% in the year ended September 30, 2002 and 46.8% in the year ended September 30, 2001. Specifically, revenues from Asia and the Pacific Rim (APAC) accounted for 38.5%, 33.7% and 29.5% of our total revenues in the years ended September 30, 2003, 2002 and 2001, respectively. Revenues from Europe, the Middle East and Africa (EMEA) accounted for 22.1%, 21.6% and 17.3% of our total revenues in the years ended September 30, 2003, 2002 and 2001, respectively. The increase in revenues from outside the Americas as a percentage of total revenues was primarily attributable to increasing demand for our products in APAC markets, particularly in Japan. There can be no assurance that we will be able to maintain or increase the demand for our products in international markets.

In addition, since our sales are currently priced in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets and our accounts receivable more difficult to collect.

We derive revenues primarily from sales of our hardware-based security systems and appliances and maintenance arrangements and, to a lesser extent, from sales of software products and services. We achieved profitability on a generally accepted accounting principles (GAAP) basis for the first time in fiscal 2003. Prior to fiscal 2003, we incurred losses in each fiscal period since our inception. As of September 30, 2003, we had an accumulated deficit of $81.0 million. We experienced consecutive improvements in revenues and income before income taxes in each quarter of fiscal 2003. In the first through fourth quarters of fiscal 2003, our revenues were $51.1 million, $58.3 million, $64.3 million and $71.6 million and our income before income taxes was $6.3 million, $9.5 million, $11.8 million and $13.8 million, respectively. There can be no assurance that our revenues will continue to grow at the same rate as in the past, at the rate we expect or that we will achieve similar results in future periods. There can also be no assurance that we will maintain profitability in future periods.

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

Our gross margin has been, and will continue to be, affected by a variety of factors, including competition, the mix and average selling prices of products, maintenance and services, new product introductions and enhancements, the cost of components and manufacturing labor, fluctuations in manufacturing volumes, component shortages and the mix of distribution channels through which our products are sold. Our gross margin will be adversely affected by price declines if we are unable to reduce costs on existing products and do not continue to introduce new products with higher margins.

Research and development expenses consist of salaries and related expenses for development and engineering personnel, fees paid to consultants, license fees paid to third parties and prototype costs related to the design, development, testing and enhancement of our ASICs, security systems and appliances, ScreenOS, IDP software, management applications and VPN client software. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. We are devoting substantial resources to the continued development of new products. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. As a result, we expect our research and development expenses to increase in absolute dollars in the future.

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

Expenses associated with stock-based compensation are being amortized ratably over the vesting periods of the individual awards consistent with the method described in FASB Interpretation No. 28. During the years ended September 30, 2003, 2002 and 2001, we recorded amortization of deferred stock compensation of $23.2 million, $24.3 million and $19.0 million, respectively. This deferred stock compensation expense relates to stock options granted to individuals in all cost of revenues and operating expense categories and has been included in those categories. At September 30, 2003, $16.0 million of deferred stock compensation related to employee stock options remained unamortized. This amount will be amortized as follows (in thousands):

Year ending September 30:
2004	$11,473
2005	4,242
2006	262

Total deferred stock compensation	$15,977

These numbers exclude deferred stock compensation related to the acquisition of Neoteris, which we expect to be substantial.

The income tax benefit in the year ended September 30, 2003 was due primarily to the release of a valuation allowance on our cumulative deferred tax assets, offset by a current tax provision for federal, state and foreign income taxes. The current provision for income taxes is primarily related to federal and state income taxes and income taxes generated on income in tax jurisdictions outside the United States. The current provision for income taxes also reflects the impact of non-deductible stock-based compensation expense.

We recorded a deemed dividend of $27.6 million in the year ended September 30, 2002 related to our October 2001 issuance of Series F preferred stock at a price subsequently deemed to be below its fair value. The deemed dividend was calculated based on the difference between the assumed fair market value at the time of our initial public offering (IPO) and the purchase price of the Series F preferred stock. We also recorded deemed dividends of $1.1 million and $2.9 million in the years ended September 30, 2002 and 2001, respectively, to account for cumulative dividend rights attributable to our Series E and F preferred stock. At the time of our IPO, all outstanding preferred stock converted to common stock and all dividend rights, as well as voting and liquidation rights, attributable to the preferred stock terminated.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include: the assessment of technical complexity and market acceptance of technically complex products, which impact revenue recognition; deferral of revenue for distributors and value-added resellers and revenue reserves, which impact revenue recognition; potential return rates and probability of collections, which impact accounts receivable and warranty reserves; the valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and identified intangible assets; and the assessment of our realization of deferred tax assets, which impacts income taxes.

Revenue recognition—general

We derive our revenues primarily from sales of our hardware-based security systems and appliances and maintenance arrangements and, to a lesser extent, from sales of software products and services. We generally recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable and collectibility is probable. We defer a portion of product revenues based on the value of basic maintenance services bundled with each product sale. For these bundled arrangements, revenue is allocated among each element of the bundle at the time of sale based on the fair value of each element of the bundle. The fair value of each element is determined by reference to the prices we charge when each element is sold separately. Maintenance revenue is deferred and recognized over the applicable maintenance period. We also derive a portion of our revenues from sales of separate extended maintenance arrangements.

For newly introduced technically complex products, we defer recognition of revenues from the sale of these products until they have successfully performed in the marketplace and sales returns are not unusually high. Determining which products are sufficiently technically complex to merit this revenue deferral requires us to exercise judgment, as does the determination of when products have achieved sufficient acceptance in the market so that deferral is no longer appropriate. The determination of which products are complex and the timing of the end of deferral for particular products, can be expected to vary. If we define technically complex products too broadly, we will defer revenue unnecessarily; if we define these products too narrowly, revenue will be recognized earlier but product returns and warranty claims will be higher in future periods.

Revenue recognition—distributors and value-added resellers

We sell to value-added resellers and distributors. We derived 92.1% of our total revenues from value-added resellers and distributors in the year ended September 30, 2003. We defer revenue on sales to our distributors until the distributor has sold our products to its customers. Our agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to credit on purchases in the event of decreases in the prices of our products. Our agreements with value-added resellers typically do not include stock rotation or price protection rights. At the time of shipment to value-added resellers, we reserve for estimated returns and exchanges. These revenue reserves are estimated and adjusted periodically based on historical rates of returns and allowances, inventory levels for value-added resellers that submit inventory or sell-through reports, the volume of sales to value-added resellers that we ship directly to end customers and for sales to value-added resellers that do not submit inventory or sell-through reports, accounts receivable balances, payment history and other related factors. These reserves require the exercise of our judgment in determining if historical experience applies to new products and to new distributors and value-added resellers. If our estimate of returns and exchanges is too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations.

Sales Return and Warranty Reserves

We record sales return and warranty reserves based on estimates of expected future returns and allowances and expected future repair and replacement costs. We record a sales return reserve that approximates the aggregate amount of expected future returns and allowances. Our sales return reserve is based on past return history, product mix, channel mix and, in some cases, allowances for specific customers based on several factors such as return rights included in our agreements with these customers. Our warranty reserve approximates the aggregate amount of estimated future repair and replacement costs for our products under warranty. Our warranty reserve is based on historical product repair and replacement information. In the event we determine that our current or future sales returns and allowances and product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made.

Allowance for Doubtful Accounts

We have a large, diversified customer base, which includes customers located in foreign countries. We monitor the creditworthiness of our customers but have experienced losses related to our accounts receivable in the past. We record an allowance for doubtful accounts based on past history, current economic conditions and the composition of our accounts receivable aging and, in some cases, make allowances for specific customers based on several factors, such as the creditworthiness of those customers and payment history. These allowances require our subjective judgment. Actual write-offs may differ from the allowances for doubtful accounts and this difference may have a material effect on our financial position and results of operations.

Inventory

Given the volatility of the networking market, the rapid obsolescence of technology and short product life cycles, we write down inventories to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. If actual demand is lower than our forecasted demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs, which would have a negative effect on our gross margin.

Valuation of Long-Lived Assets Including Goodwill and Other Intangible Assets

We review property, plant and equipment, goodwill and other intangible assets for impairment whenever events or circumstances indicate the carrying amount of the assets may not be recoverable. At a minimum, this review is conducted annually. Our review of goodwill and other intangible assets is based on the estimated future cash flows the assets are expected to generate. Our review is based on our best estimate of a variety of factors, including future market growth, forecasted revenues and costs and a strategic review of our business and operations. In the event we determine that an asset is impaired in the future, an adjustment to the value of the asset would be charged to earnings in the period such determination is made.

Income Taxes

For financial statement purposes, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves making estimates and judgments in determining our current income tax exposure along with assessing temporary differences, which results from the differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our balance sheet. We then determine the likelihood that that the deferred tax assets will be realized. We record a valuation allowance to reduce deferred tax assets if, it is more likely than not, that a portion or, the entire deferred tax asset will not be realized. The realization of deferred tax assets depends upon taxable income. In order to determine whether all or a portion of the deferred tax asset should be reduced by a valuation allowance, we consider the following sources of taxable income: future taxable income; prudent and feasible tax planning strategies; and existing temporary differences that will reverse in future periods that give rise to realization. As of September 30, 2003, we believe that all of our recorded deferred tax assets would be realized. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded deferred tax assets, an adjustment to the net deferred tax assets would increase net income (or decrease net loss) in the period when such determination was made. Likewise, should we determine that we are not able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would be charged to earnings in the period when such determination was made.

Results of Operations for the Years Ended September 30, 2003 and 20021

Revenues

Product Revenues.    Revenues from sales of our products increased 75.8% to $200.4 million in the year ended September 30, 2003 from $113.9 million in the year ended September 30, 2002. This increase was primarily attributable to increased sales of all product categories, including IDP products, and include revenue from shipments made in the period and deferred revenue recognized from shipments in prior quarters. Hardware revenue units increased to approximately 128,000 units in the year ended September 30, 2003 from approximately 74,000 units in the year ended September 30, 2002.

[1]	Results exclude impact of the Neoteris acquisition.

Maintenance and Service Revenues.    Revenues from maintenance and services increased 83.3% to $45.0 million in the year ended September 30, 2003 from $24.5 million in the year ended September 30, 2002. This increase was the result of the higher volume of products shipped and the related recognition of revenues associated with the portion of product revenues attributable to maintenance and services over the applicable maintenance period, as well as increased customer purchases of enhanced service offerings and renewals of maintenance contracts across a larger installed base of customers.

No single customer accounted for 10% or more of our total revenues in either year.

We cannot assure you that our revenues will continue to increase in absolute dollars or at the rate at which they have grown in recent periods, or at all.

Cost of Revenues; Gross Margin

Product Cost of Revenues.    Product cost of revenues increased 51.2% to $43.4 million in the year ended September 30, 2003 from $28.7 million in the year ended September 30, 2002. This increase reflects the greater quantity of products sold and increased overhead costs, partially offset by reductions in the prices at which we purchase our products from our manufacturers. Product cost of revenues included stock-based compensation and amortization of intangible assets of $2.3 million and $1.7 million in the years ended September 30, 2003 and 2002, respectively.

Product Gross Margin.    Product gross margin as a percentage of product revenues was 78.3% in the year ended September 30, 2003 compared to 74.8% in the year ended September 30, 2002. The increase in product gross margin was primarily attributable to reductions in the prices at which we purchase our products from our manufacturers and, to a lesser extent, changes in the mix of products sold. We expect our selling prices and product gross margin percentage to decline over time.

Maintenance and Service Cost of Revenues.    Maintenance and service cost of revenues increased 61.1% to $12.7 million in the year ended September 30, 2003 from $7.9 million in the year ended September 30, 2002. This increase was primarily related to increases in costs related to the expansion of our customer support infrastructure and the larger installed base of products for which we provide service and, to a lesser extent, increased third party professional services costs that generate service revenue. Maintenance and service cost of revenues included stock-based compensation of $1.1 million and $1.0 million in the years ended September 30, 2003 and 2002, respectively.

Maintenance and Service Gross Margin.    Maintenance and service gross margin as a percentage of maintenance and service revenues increased to 71.8% in the year ended September 30, 2003 compared to 67.9% in the year ended September 30, 2002. The increase in maintenance and service gross margin was primarily attributable to our ability to support higher service revenues without increasing our existing organization and support infrastructure costs at the same rate. We expect our maintenance and service gross margin percentage to decline over time.

Operating Expenses

Research and Development Expenses.    Research and development expenses increased 33.8% to $43.9 million in the year ended September 30, 2003 from $32.8 million in the year ended September 30, 2002. These expenses represented 17.9% and 23.7% of total revenues for these periods, respectively. The dollar increase was primarily attributable to increased personnel costs as a result of increased headcount, including salaries and bonuses. Research and development expenses included stock-based compensation and amortization of intangible assets of $7.7 million in both of the years ended September 30, 2003 and 2002.

Sales and Marketing Expenses.    Sales and marketing expenses increased 39.1% to $88.9 million in the year ended September 30, 2003 from $63.9 million in the year ended September 30, 2002. These expenses represented 36.2% and 46.2% of total revenues for these periods, respectively. The dollar increase was primarily related to the expansion of our sales and marketing organizations, including increased compensation-related expenses resulting from the growth of our sales force and higher commissions expense associated with increased revenues and, to a lesser extent, increased marketing-related program costs. Sales and marketing expenses included stock-based compensation and amortization of intangible assets of $10.3 million and $11.1 million in the years ended September 30, 2003 and 2002, respectively.

General and Administrative Expenses.    General and administrative expenses increased 14.2% to $19.2 million in the year ended September 30, 2003 from $16.8 million in the year ended September 30, 2002. These expenses represented 7.8% and 12.1% of total revenues for these periods, respectively. The dollar increase was primarily related to increased consulting services expense and increased personnel costs and related support costs, including corporate governance costs, partially offset by a reduction in bad debt expense. General and administrative expenses included stock-based compensation of $2.8 million in both of the years ended September 30, 2003 and 2002.

Stock-Based Compensation.    During the year ended September 30, 2003, we recorded stock-based compensation expense of $23.2 million. As of September 30, 2003, $16.0 million of deferred stock compensation remained unamortized. This amount will be amortized through the quarter ending December 31, 2005.

Interest and Other Income, Net

Interest and other income, net, was $4.2 million in the year ended September 30, 2003 compared to $3.4 million in the year ended September 30, 2002. The increase in interest and other income was primarily a result of increased interest earned on higher average cash, cash equivalent and short-term investment balances in the year ended September 30, 2003, partially offset by a lower average investment income yield.

Provision for Income Taxes

We recorded a benefit for incomes taxes of $10.1 million for the year ended September 30, 2003 primarily due to the reversal of a valuation allowance of $29.6 million. The valuation allowance was reversed because we determined that it is more likely than not that the deferred tax assets will be realized in the foreseeable future. This determination was made principally based on our earnings history over the past several years, our history of meeting forecasts and our estimate of future taxable income. A portion of our deferred tax asset valuation allowance was not reversed due to acquired tax attributes that are subject to an annual limitation imposed by Section 382 of the Internal Revenue Code. If these acquired tax attributes are realized, they will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then expenses.

As of September 30, 2003, the Company’s state tax credit carry forwards were $2.0 million, which currently carry forward indefinitely. As of September 30, 2003, the Company had federal and state net operating loss carry forwards of $42.8 million and $38.8 million, respectively. If not utilized, the net operating loss carry forwards will begin to expire in fiscal 2013. Utilization of the net operating loss and tax credit carry forwards is subject to a substantial annual limitation due to ownership change limitations in Section 382 of the Internal Revenue Code. California suspended the use of state net operating loss carry forwards for fiscal 2003.

Results of Operations for the Years Ended September 30, 2002 and 20012

Revenues

Product Revenues.    Revenues from sales of our products increased 60.0% to $113.9 million in the year ended September 30, 2002 from $71.2 million in the year ended September 30, 2001. This increase was

[2]	Results exclude impact of the Neoteris acquisition.

attributable to a higher volume of product shipments that were recognized as revenue during the year as well as an increase in the amount of deferred revenue recognized from sales to our customers. Increased product shipments consisted primarily of new products and reflected generally higher selling prices. Hardware revenue units increased to approximately 74,000 units in the year ended September 30, 2002 from approximately 42,000 units in the year ended September 30, 2001.

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

Cost of Revenues; Gross Margin

Product Cost of Revenues.    Cost of product revenues increased 29.8% to $28.7 million in the year ended September 30, 2002 from $22.1 million in the year ended September 30, 2001. This increase was related primarily to the increase in our revenues and, to a lesser extent, write downs taken against our inventories. These increases were partially offset by reductions in the prices at which we purchase our products from our manufacturers. Product cost of revenues included stock-based compensation and amortization of intangible assets of $1.7 million and $1.4 million in the years ended September 30, 2002 and 2001, respectively.

Product Gross Margin.    Product gross margin as a percentage of product revenues was 74.8% in the year ended September 30, 2002 compared to 68.9% in the year ended September 30, 2001. The increase in gross margin percentage was primarily attributable to the increased sales of our higher-margin, mid-range products and increased sales, along with improved margins, of our low-range products.

Maintenance and Service Cost of Revenues.    Maintenance and service cost of revenues increased 114.6% to $7.9 million in the year ended September 30, 2002 from $3.7 million in the year ended September 30, 2001. This increase was primarily related to increases in costs related to the expansion of our customer support infrastructure and larger installed base of products for which we provide service. Maintenance and service cost of revenues included stock-based compensation and amortization of intangible assets of $1.0 million and $1.2 million in the years ended September 30, 2002 and 2001, respectively.

Maintenance and Service Gross Margin.    Maintenance and service gross margin as a percentage of maintenance and service revenues was 67.9% in the year ended September 30, 2002 compared to 74.5% in the year ended September 30, 2001. The decrease in gross margin percentage was primarily attributable to increased costs as we expanded our worldwide customer support infrastructure in order to grow that business.

Operating Expenses

Research and Development Expenses.    Research and development expenses increased 28.3% to $32.8 million in the year ended September 30, 2002 from $25.6 million in the year ended September 30, 2001. These expenses represented 23.7% and 29.9% of total revenues for these periods, respectively. The dollar increase was primarily attributable to increased personnel costs as a result of increased headcount. Research and development expenses included stock-based compensation and amortization of intangible assets of $7.7 million and $6.4 million in the years ended September 30, 2002 and 2001, respectively.

Sales and Marketing Expenses.    Sales and marketing expenses increased 16.7% to $63.9 million in the year ended September 30, 2002 from $54.8 million in the year ended September 30, 2001. These expenses represented 46.2% and 64.0% of total revenues for these periods, respectively. The dollar increase in sales and marketing expenses was primarily related to the expansion of our sales and marketing organizations, including increased compensation-related expenses resulting from the growth of our sales force and higher commissions expense associated with increased revenues, increased marketing-related program costs and, to a lesser extent, to increases in other sales office costs associated with the expansion of our sales force. These increases were partially offset by a reduction in direct advertising expenditures. Sales and marketing expenses included stock-based compensation and amortization of intangible assets of $11.1 million and $9.3 million in the years ended September 30, 2002 and 2001, respectively.

General and Administrative Expenses.    General and administrative expenses increased 44.7% to $16.8 million in the year ended September 30, 2002 from $11.6 million in the year ended September 30, 2001. These expenses represented 12.1% and 13.6% of total revenues for these periods, respectively. The dollar increase was primarily related to increased personnel costs as a result of increased headcount from the expansion of our general and administrative staff and greater infrastructure requirements, including those associated with being a public company. These increased costs were partially offset by a reduction in bad debt expense. General and administrative expenses included stock-based compensation of $2.8 million and $704,000 in the years ended September 30, 2002 and 2001, respectively.

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

Interest and Other Income, Net

Interest and other income, net, was $3.4 million in the year ended September 30, 2002 compared to interest and other income, net, of $1.1 million in the year ended September 30, 2001. The increase in interest and other income was primarily a result of increased interest earned on higher average cash, cash equivalent and short-term investment balances in the year ended September 30, 2002. The increased interest income was partially offset by foreign exchange losses arising from the re-measurement of our international entities’ financial statements into U.S. dollars and higher interest expense in the year ended September 30, 2002 due to higher average levels of debt and capital lease obligation in that year.

Provision for Income Taxes

We recorded an income tax provision of $4.1 million for the year ended September 30, 2002, primarily related to federal income taxes and income taxes currently payable on income generated in non-U.S. tax jurisdictions for which no U.S. tax benefit is currently recognizable. We recorded an income tax provision of approximately $168,000 for the year ended September 30, 2001, primarily related to income taxes currently payable on income generated in non-U.S. tax jurisdictions for which no U.S. benefit is currently recognizable. We had gross deferred tax assets, net of liabilities, of $43.6 million as of September 30, 2002 and $25.3 million as of September 30, 2001. Realization of deferred tax assets is dependent on our ability to generate future taxable income, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the total gross deferred tax assets as of September 30, 2002 and September 30, 2001, has been established to reflect those uncertainties. Our deferred tax assets primarily relate to net operating loss carry forwards and deferred compensation. As of September 30, 2002, we had federal and state net operating loss carryforwards of $45.7 million and $37.6 million, respectively. We also had research and development tax credit carry forwards of $4.3 million. The net operating loss and tax credit carry forwards will expire at various dates beginning in 2013, if not utilized. Utilization of the net operating loss and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code Section 382 and Section 383 and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization.

Liquidity and Capital Resources

As of September 30, 2003, our principal source of liquidity was $340.7 million of cash, cash equivalents and short-term investments. At that date, we had future minimum lease payments under non-cancelable operating leases of $14.5 million and long-term debt and restructuring obligations, including the current portion, of $2.7 million. At September 30, 2003, we had no material commitments for capital expenditures, but we expect to spend between $11.0 million and $13.0 million on capital expenditures in fiscal year 2004.

Since our inception, we have financed our operations primarily through sales of our equity securities and, more recently, from cash generated from operations. We raised a total of $82.6 million through the private sale of convertible preferred stock prior to our December 2001 initial public offering, in which we sold 11,500,000 shares of common stock and realized net proceeds of $168.6 million.

Net cash provided by operating activities was $85.0 million for the year ended September 30, 2003, compared to $31.7 million for the year ended September 30, 2002. Net cash provided by operating activities for the year ended September 30, 2003 was primarily the result of cash generated from our net income, after adjusting for noncash operating expenses, of $81.0 million, tax benefits from employee stock option plans of $15.0 million and increases in deferred revenue, accounts payable and accrued expenses of $42.5 million, partially offset by an increase in accounts receivable due to higher revenues and the realization of deferred income tax assets due to the reversal of tax valuation allowances. The net cash provided by operating activities for the year ended September 30, 2002 was primarily the result of cash generated from our net loss, after adjusting for noncash operating expenses, of $16.6 million and an increase in deferred revenue.

Net cash used in investing activities for the years ended September 30, 2003 and 2002 was $58.4 million and $236.0 million, respectively. Net cash used in investing activities for the year ended September 30, 2003 was due to net purchases of short-term investments and purchases of property and equipment. Net cash used in investing activities for the year ended September 30, 2002 was almost entirely due to net purchases of short-term investments.

Net cash provided by financing activities for the year ended September 30, 2003 was $16.2 million, compared to $204.0 million for the year ended September 30, 2002. Net cash provided by financing activities for the year ended September 30, 2003 was primarily due to proceeds from issuance of common stock under employee stock option and stock purchase plans, partially offset by principal payments on debt and capital lease obligations. Net cash provided by financing activities for the year ended September 30, 2002 was primarily due to the net proceeds from our IPO and the net proceeds of $29.7 million from the sale of our Series F convertible preferred stock in October 2001.

In connection with the acquisition of Neoteris, we paid $20.0 million in cash and we agreed to pay up to an additional $30.0 million to the stockholders and option holders of Neoteris upon the achievement of certain revenue milestones. We expect to make these additional payments, if earned, in the quarter ending June 30, 2005.

In October 2002, we entered into a lease for our corporate headquarters. Rent payments are approximately $231,000 per month and commenced on February 14, 2003. The lease terminates on May 13, 2008. Under the terms of the lease, we may lease additional space in the facility at an additional monthly rent of approximately $32,000. We can exercise this option to lease the additional space at anytime through February 14, 2004. The lease was secured by a $692,000 standby letter of credit as of September 30, 2003.

We acquired OneSecure, Inc. in September 2002. In connection with the acquisition, we assumed non-cancelable operating leases for domestic sales offices that were not occupied by OneSecure and that have not and will not be occupied by us. In addition, we assumed the non-cancelable operating lease for OneSecure’s headquarters in Sunnyvale, California, which is a duplicate facility. We have recorded a restructuring liability for the net present value of these leases, net of expected sublease income, for the periods these facilities will be unoccupied.

We have entered into several leases for domestic and foreign sales office facilities. The leases expire at various dates through November 2005. The related cost of the leases is approximately $143,000 per month.

We purchase from contract manufacturers and other inventory suppliers on a purchase order basis and do not have a long-term supply contract with any of them. At September 30, 2003, we had placed non-cancelable purchase orders totaling $7.1 million.

A summary of our obligations and commitments as of September 30, 2003 are as follows (in thousands):

		Payments Due by Period
	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Debt and capital lease obligations	$72	$72	$—	$—	$—
Restructuring liabilities, net present value	2,690	648	1,573	469	—
Noncancelable inventory purchase commitments	7,071	7,071	—	—	—
Operating leases	14,490	4,095	8,666	1,729	—

Total contractual cash obligations	$24,323	$11,886	$10,239	$2,198	$—

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective beginning in our first quarter of fiscal year 2004. The adoption of SFAS 150 did not have a significant impact on our results of operations or financial position.

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

The market for our products depends on economic conditions affecting the broader Internet infrastructure, network security and related markets. Weakness in these markets may cause enterprises and carriers to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, distributors, value-added resellers and carriers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in purchase decisions, difficulties with payment and collection and may also result in price pressures, causing us to realize lower revenues, gross margins and operating margins. In addition, general economic uncertainty caused by potential hostilities involving the United States, terrorist activities, the decline in specific markets such as the service provider market in the United States and the general decline in capital spending in the information technology sector make it difficult to predict changes in the purchase and network requirements of our customers and the markets we serve. We believe that a prolonged weakness in these markets could cause some businesses to curtail or eliminate capital spending on information technology. If capital spending in our markets declines, our revenues, gross margins and operating margins may decline and we may not be able to achieve our financial goals and maintain profitability.

Competition may decrease our revenues, market share and margins.

The market for network security products is highly competitive and we expect competition to intensify in the future. Competitors may gain market share and introduce new competitive products for the same markets and customers currently served by our products. These products may have better performance, lower prices and broader acceptance than our products.

Current and potential competitors in our market include the following, all of which sell worldwide or have a presence in most of the major geographical markets for their products:

•	firewall and VPN software vendors, such as Check Point Software Technologies Ltd. and Symantec Corporation;

•	network equipment manufacturers, such as Cisco Systems, Inc., Lucent Technologies Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers, such as SonicWALL, Inc., WatchGuard Technologies, Inc. and Symantec Corporation;

•	SSL VPN vendors, such as Cisco Systems, Inc., F5 Networks, Inc. and Symantec Corporation;

•	intrusion detection system vendors, such as Internet Security Systems, Inc., Cisco Systems, Inc., Network Associates, Inc. and Enterasys Networks, Inc.;

•	low-cost network hardware suppliers with products that include network security functionality; and

•	emerging security companies that may position their systems as replacements for our products.

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

We may not be successful in integrating the operations of Neoteris or any other future acquisitions.

On November 14, 2003 we completed the acquisition of Neoteris, Inc. Achieving the anticipated benefits of this merger will depend in part upon whether we can integrate the operations, products and technology of Neoteris with our operations, products and technology in a timely and cost-effective manner. The process of combining two companies is complex, expensive and time consuming and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. We cannot assure you that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating Neoteris or any other companies we may seek to acquire in the future, involves a number of other risks, including, but not limited to:

•	adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;

•	difficulties in integrating or an inability to retain the employees of the acquired company;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, sales and marketing organizations and financial and operational data;

•	difficulties in integrating the products and technologies of the acquired company into our product offerings;

•	unanticipated costs or the incurrence of unknown liabilities;

•	potential incompatibility of business cultures;

•	any perceived adverse changes in business focus;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	potential dilution to existing stockholders if we have to issue equity or convertible debt securities to pay for any future acquisitions;

•	increased operating expenses;

•	additional expenses associated with the amortization of intangible assets and deferred stock compensation; and

•	an inability to maintain uniform standards, controls, procedures and policies.

In addition, the integration of certain operations following any merger will require the time and attention of our management, which may distract attention from the day-to-day business of the combined company. Failure to effectively integrate the operations of Neoteris or any other companies we may seek to acquire in the future could have an adverse effect on our business, financial condition and results of operations.

Our business may suffer due to risks associated with international sales and operations.

Revenues from outside of the Americas were 60.6% of our total revenue for the year ended September 30, 2003, 55.3% of our total revenues for the year ended September 30, 2002 and 46.8% of our total revenues for the year ended September 30, 2001. We expect revenues from outside of the Americas will continue to represent a substantial portion of our total revenues for the foreseeable future.

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

Due to the factors summarized above, we believe that quarter-to-quarter comparisons of our operating results are not necessarily a good indication of our future performance. Also, it is likely that, in some future quarters, our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decline.

Failure to successfully develop and introduce new products or product enhancements to address market requirements and evolving standards in the network security industry could cause our revenues to decline and impact our margins.

The market for network security products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect to introduce new products and enhancements to existing products to address current and evolving customer requirements and general networking trends and vulnerabilities. In addition, we expect to introduce products and product enhancements to address the needs of customers with varying needs, which may involve different levels of technological complexity and require different levels of support than we have delivered in the past. For example, we expect to extend our product offerings to address the needs of new customers and customer requirements, such as customers in the small and medium enterprise market and customers seeking antivirus protection in our solutions. Such expansions may lead to increased competition with other larger security solution providers as well as startup companies. Additionally, some of the new products and enhancements may require us to develop new hardware architectures and ASICs that involve complex, expensive and time consuming processes. In developing and introducing our products, we make assumptions about the features, security standards, performance criteria and support levels that our customers will demand. If our assumptions are wrong, market acceptance of our products may be below our expectations, our competitors may gain an advantage and our ability to sell our solutions my be impaired. In addition, if we implement features and enhancements that increase our costs of production, or if we offer products to markets that desire fewer capabilities and we scale back our product features and reduce prices accordingly, our gross margins and operating margins may decline. Likewise, we may not be able to develop new products or product enhancements in a timely manner, or at all. Failing to develop or introduce new products and product enhancements might cause our existing products to be less competitive, may adversely affect our ability to sell solutions to address large customer deployments and, as a consequence, our revenues, gross margins and operating results could be adversely affected.

We also expect to develop products with strategic and technology partners and to incorporate third-party security capabilities into our products to address the needs of our customers. Such development and integration efforts are difficult, time consuming and expensive, and there can be no assurance that we will complete them successfully. In addition, we may not succeed in our efforts to market the product lines and technology acquired in connection with the acquisition of Neoteris, to combine the technology of OneSecure, Inc. into our own products, or to enhance OneSecure’s line of IDP appliances, or offer a viable combined hardware or management product that addresses the needs of our customers. In addition, if competitors introduce products embodying new technologies, our products could be rendered obsolete, which would have a direct, adverse effect on our market share and revenues. Any failure of our future products or product enhancements to achieve market acceptance could cause our revenue to be below our or investor expectations and our revenues, gross margins and operating results could be adversely affected.

The long sales and implementation cycles for our products may cause revenues and operating results to vary significantly.

An end customer’s decision to purchase our products often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we often spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints and the need for multiple approvals within enterprises, carriers and government entities may also delay the purchase decision. Failure to obtain the required approval for a particular project or purchase decision may delay the purchase of our products. Additionally, our security systems and intrusion detection and prevention products are complex systems designed for the enterprise and service provider markets. These systems and products require us to maintain a sophisticated sales force, engage in extensive negotiations and provide high-level engineering support to complete sales. If these systems and products are not successful with enterprise and service provider customers, our revenue could be below our expectations and our operating results could be adversely affected.

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

Flash Electronics, Inc. manufactures, assembles, tests and fulfills orders for the NetScreen-50, NetScreen-25, NetScreen-204, NetScreen-208, NetScreen-IDP 500, NetScreen-IDP 100 and NetScreen-IDP 10 products at its Fremont, California facility. Solectron Corporation manufactures, assembles, tests and fulfills orders for the NetScreen-5400, NetScreen-5200, NetScreen-500, NetScreen-SA 5000, NetScreen-SA 3000, NetScreen-SA 1000 and NetScreen-SM 3000 products at its San Jose, California facility and the NetScreen-5XP and NetScreen-5XT products at its facility in China. Another third party manufactures, assembles and tests the NetScreen-5GT at its facility in Taiwan. Solectron Corporation fulfills orders for the NetScreen-5GT at its San Jose, California facility. We currently do not have a long-term supply contract with any of our contract manufacturers, and we purchase from them on a purchase order basis. If we should fail to manage our relationship with these manufacturers effectively, or if they experience delays, disruptions or quality control problems in their manufacturing and order fulfillment operations, our ability to ship products to our customers could be delayed.

The absence of dedicated capacity with our contract manufacturers means that, with little or no notice, they could refuse to continue manufacturing some or all of our products. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required or choose to change contract manufacturers, we could lose revenues and damage our customer relationships.

Our proprietary GigaScreen and GigaScreen-II ASICs, which are key to the functionality of many of our hardware-based products, are fabricated by foundries operated by Toshiba America Electronic Components, Inc. We have no long-term contract with Toshiba and purchase our ASICs on a purchase order basis. If Toshiba materially delays its supply of ASICs to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, our revenue and operating results would be adversely affected.

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

We derived 92.1% of our total revenues from value-added resellers and distributors in the year ended September 30, 2003. We expect our revenues to continue to depend in large part on the performance of these third-party distributors and resellers. In addition, our value-added resellers and distributors may be unsuccessful in selling our products and services, may sell products and services that are competitive with ours, may devote more resources to competitive products and may cease selling our products and services altogether. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. In addition, we believe part of our future success will depend upon establishing successful relationships with a variety of additional resellers in other countries. If we fail to develop and maintain additional relationships with these distribution partners, or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

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

We achieved profitability on a GAAP basis for the first time in the three months ended December 31, 2002. Prior to the quarter ended December 31, 2002, we had incurred significant losses since our inception in October 1997. We may incur losses in the future. As of September 30, 2003, we had an accumulated deficit of $81.0 million. We had net income of $51.5 million for the year ended September 30, 2003, net losses applicable to common stockholders of $41.1 million for the year ended September 30, 2002 and $34.2 million for the year ended September 30, 2001. We expect to continue to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, we will need to continue generating higher revenues to maintain profitability. Revenue growth depends on many factors, including those described elsewhere in these “Factors That May Affect Our Business and Future Results of Operations and Financial Condition.” Our revenues may not grow, our gross margins and operating margins may decline and we may not maintain profitability.

We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain key personnel, our ability to execute our business strategy would be impaired.

Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing and support personnel. None of our officers or key employees are bound by an employment agreement for any specific term, and no one is constrained from terminating his or her employment relationship with us at any time. The loss of the services of one or more of our key employees could make it difficult to meet key business objectives, such as timely and effective product introductions, and could harm our business.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of December 15, 2003, we had twenty-three patent applications pending in the United States relating to our products, three of which have been extended to other countries. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control the use, access to and distribution of our software, documentation and other proprietary information. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

The inability to obtain any third-party license required to develop new products and product enhancements or the failure to maintain third party licenses used in current product offerings could seriously harm our business, financial condition and results of operations.

From time to time, we may be required to license technology from third parties to develop new products or product enhancements. We also currently license third party technology in our product offerings, such as antivirus technology incorporated in our NetScreen-5GT platform. Third-party licenses may not be available to us on commercially reasonable terms or at all. The inability to obtain any third-party license required to develop new products or product enhancements or the failure to maintain third party licenses used in current product offerings could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition and results of operations.

We will record substantial expenses related to our issuance of stock options that will have a material negative impact on our results of operations.

We have granted stock options under our stock option plans since November 1997. We are required to recognize, as a reduction of stockholders’ equity, deferred stock compensation expense equal to the difference between the deemed fair market value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. This expense is amortized over the vesting period of the applicable options, generally four years, using the straight-line vesting method. At September 30, 2003, $16.0 million of deferred stock compensation related to employee stock options remained unamortized. In addition, we expect to record substantial deferred stock compensation in connection with the November 2003 acquisition of Neoteris, Inc. The resulting amortization expense will have a material negative impact on our results of operations in future periods through the quarter ending December 31, 2007.

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

Our corporate headquarters and some of our third-party manufacturers are located near major earthquake faults that have experienced earthquakes in the past. An earthquake or other natural disaster near our headquarters or near one or more of the facilities of third parties upon which we rely could disrupt our operations or the operations of those parties. In addition, critical systems and services are provided by IBM in Toronto, Canada. A natural disaster or other disruption of operations at IBM’s Toronto facilities could harm our ability to transact and report business. None of these disruptions would be covered by insurance, and the supply of our products could be limited, our business could be hampered and our financial condition and results of operations could be harmed.

The price of our common stock is likely to be volatile.

The market prices of the securities of technology-related companies have been extremely volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow slower than investors anticipate, if operating or capital expenditures exceed our expectations and cannot be reduced appropriately, if our gross margin or operating margin declines or declines faster than investors anticipate, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for technology-related stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could decline for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. General political or economic conditions, such as an outbreak of war, a recession or interest rate or currency rate fluctuations, could also cause the market price of our common stock to decline. Our common stock has experienced, and is likely to continue to experience, these fluctuations in price, regardless of our performance.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets and our accounts receivable more difficult to collect.

As of September 30, 2003, our investment portfolio consisted of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes and earned interest at an average rate of 1.4%. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.

Item 8.    Financial Statements and Supplementary Data.

Financial Statements

Our financial statements required by this item are set forth as a separate section of this report. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended September 30, 2003 (in thousands, except per share amounts):

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2003
Total revenues	$51,070	$58,342	$64,340	$71,590
Gross margin	$39,370	$44,481	$49,435	$55,936
Income from operations	$5,235	$8,509	$10,684	$12,766
Net income(1)	$3,212	$5,891	$35,270	$7,147
Basic net income per share applicable to common stockholders	$0.04	$0.08	$0.44	$0.09
Diluted net income per share applicable to common stockholders	$0.04	$0.07	$0.41	$0.08

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2002
Total revenues	$28,973	$32,037	$36,411	$41,061
Gross margin	$20,481	$23,508	$26,990	$30,902
Income (loss) from operations	$(5,740)	$(3,910)	$(2,140)	$116
Net loss	$(5,710)	$(3,294)	$(2,442)	$(925)
Deemed dividend on Series E and F redeemable convertible preferred stock	$(28,743)	$—	$—	$—
Net loss applicable to common stockholders	$(34,453)	$(3,294)	$(2,442)	$(925)
Basic and diluted net loss per share applicable to common stockholders	$(1.25)	$(0.05)	$(0.03)	$(0.01)

(1)	During the year ended September 30, 2003, we reversed $29.6 million of valuation allowance for deferred taxes.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2003, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to NetScreen (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in internal control over financial reporting

During the quarter ended September 30, 2003, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NetScreen have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information relating to our executive officers and directors will be presented under the caption “Executive Officers and Directors” in our definitive proxy statement in connection with our 2004 Annual Meeting of Stockholders to be held in February 2004. That information is incorporated into this report by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement in connection with our 2004 Annual Meeting of Stockholders to be held in February 2004. That information is incorporated into this report by reference.

We have adopted a code of ethics that applies to our principal executive officer and senior members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted on our Website. The Internet address for our Website is http://www.netscreen.com and the code of ethics may be found as follows:

1.	From our main Web page, first drag the cursor over “Company.”

2.	Next, click on “Corporate Governance.”

3.	Finally, click on “Code of Ethics for Chief Executive Officer and Senior Financial Personnel.”

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

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

Item 14.    Principal Accountant Fees and Services.

The information required by this item will be included under the captions “Proposal No. 2: Ratification of Independent Auditors–Principal Accountant Fees and Services” in our definitive proxy statement. That information is incorporated into this report by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    Documents filed as part of this report:

1.	Financial Statements
	Selected Consolidated Financial Data	17
	Index to Consolidated Financial Statements	48
	Report of Ernst & Young LLP, Independent Auditors	49
	Consolidated Balance Sheets as of September 30, 2003 and 2002	50
	Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001	51
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency) for the years ended September 30, 2003, 2002 and 2001	52
	Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001	54
	Notes to Consolidated Financial Statements	56

2.	Schedule

	Schedule II—Valuation and Qualifying Accounts for the years ended September 30, 2003, 2002 and 2001	76

	Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

	The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Merger, dated August 22, 2002, among the Registrant, Tango Acquisition Corp. and OneSecure, Inc.	8-K	000-33387	10/03/02	2.01

2.02	Agreement and Plan of Merger, dated October 3, 2003, among the Registrant, Neon Acquisition Corp. and Neoteris, Inc.	8-K	000-33387	11/26/03	2.01

3.01	Registrant’s Form of Restated Certificate of Incorporation.	S-1	333-71048	10/05/01	3.02

3.02	Registrant’s Restated Bylaws, effective December 17, 2001.	10-Q	000-33387	05/15/02	3.01

4.01	Fifth Amended and Restated Investors’ Rights Agreement dated October 3, 2001.	S-1	333-71048	10/05/01	4.01

4.02	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1/A	333-71048	11/23/01	4.02

10.01	Registrant’s 1997 Equity Incentive Plan, as amended August 10, 2001, and form of stock option agreement. (1)	S-1	333-71048	10/05/01	10.02

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.02	Registrant’s 2001 Equity Incentive Plan, and form of stock option agreement. (1)	S-1/A	333-71048	12/10/01	10.03

10.03	Registrant’s 2001 Employee Stock Purchase Plan. (1)	S-1/A	333-71048	12/10/01	10.04

10.04	Registrant’s 1997 Equity Incentive Plan form of stock option agreement for executive officers. (1)	S-1	333-71048	10/05/01	10.05

10.05	OneSecure, Inc. 2000 Stock Option/Stock Issuance Plan, and forms of stock option agreements. (1)	S-8	333-100088	09/25/02	4.01

10.06	Neoteris, Inc. 2001 Equity Incentive Plan, and forms of stock option agreements. (1)	S-8	333-110719	11/24/03	4.01

10.07	Stock Option Agreement by and between OneSecure, Inc. and Nir Zuk dated as of January 24, 2001. (1)	8-K	000-33387	10/03/02	99.06

10.08	Stock Option Agreement by and between OneSecure, Inc. and Nir Zuk dated as of July 5, 2001. (1)	8-K	000-33387	10/03/02	99.07

10.09	Stock Option and Vesting Waiver Agreement by and between Nir Zuk and the Registrant dated August 22, 2002. (1)	8-K	000-33387	10/03/02	99.08

10.10	Restricted Common Stock Purchase Agreement by and between OneSecure, Inc. and Nir Zuk dated as of February 18, 2000.	8-K	000-33387	10/03/02	99.04

10.11	Registrant’s Form of Offer Letter for executive officers. (1)	S-1	333-71048	10/05/01	10.06

10.12	Offer Letter to Nir Zuk dated August 22, 2002. (1)(2)	8-K	000-33387	10/03/02	99.02

10.13	Form of Noncompetition Agreement by and between the Registrant and Nir Zuk dated August 22, 2002. (1)	8-K	000-33387	10/03/02	99.10

10.14	Amended and Restated Employment Agreement by and between DanaStreet Internet, Inc., a Delaware corporation and Krishna Kolluri dated April 19, 2001. (1)	—	—	—	—	X

10.15	Amendment and Assumption Agreement by and between Krishna Kolluri and the Registrant dated October 3, 2003 (1)	—	—	—	—	X

10.16	Vesting Waiver Agreement by and between Krishna Kolluri and the Registrant dated October 3, 2003. (1)	—	—	—	—	X

10.17	Noncompetition Agreement by and between the Registrant and Krishna Kolluri dated October 3, 2003. (1)	—	—	—	—	X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.18	Form of Indemnity Agreement to be entered into by and between the Registrant and each executive officer and director. (1)	S-1	333-71048	10/05/01	10.07

10.19	Form of Promissory Notes from executive officers to the Registrant made in connection with exercise of options. (1)	S-1	333-71048	10/05/01	10.08

10.20	Manufacturing Agreement by and between Flash Electronics, Inc. and the Registrant dated January 3, 2002. (2)	10-Q	000-33387	02/14/02	10.01

10.21	Software and License Agreement by and between Information Resource Engineering, Inc. (now SafeNet, Inc.) and the Registrant dated June 30, 2000.	S-1	333-71048	10/05/01	10.12

10.22	Lease Agreement by and between Ariba, Inc. and the Registrant dated October 18, 2002.	10-K	000-33387	12/30/02	10.22

10.23	Sublease Agreement by and between Philips Electronics North America Corporation and the Registrant dated September 29, 2000.	S-1	333-71048	10/05/01	10.13

10.24	Purchase/Service Agreement by and between Avaya, Inc. and the Registrant dated November 21, 2000.	S-1	333-71048	10/05/01	10.14

10.25	Manufacturing Agreement by and between A-Plus Manufacturing Corporation (now Solectron Corporation) and the Registrant dated December 15, 2000. (1)	S-1	333-71048	10/05/01	10.15

10.26	Loan and Security Agreement by and between GATX Ventures, Inc. and the Registrant dated April 13, 2001.	S-1	333-71048	10/05/01	10.16

10.27	Amendment #1 to Software License Agreement by and between Information Resource Engineering, Inc. (now SafeNet, Inc.) and the Registrant dated June 22, 2001.	S-1	333-71048	10/05/01	10.17

10.28	Amendment #2 to Software License Agreement by and between SafeNet, Inc. and the Registrant dated December 26, 2001. (2)	10-K	000-33387	12/30/02	10.28

10.29	International Customer Agreement by and between IBM Global Services and the Registrant dated July 25, 2001.	S-1	333-71048	10/05/01	10.18

23.01	Consent of Ernst & Young LLP, Independent Auditors.	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

(1)	Management contract or compensatory plan or arrangement.
(2)	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from the respective filing and were filed separately with the Securities and Exchange Commission.

(b)    Reports on Form 8-K

On July 23, 2003, we filed a report on Form 8-K that furnished (not filed) under Item 12 the press release entitled “NetScreen Technologies, Inc. Reports Record Fiscal Third Quarter Financial Results” relating to our results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 24th day of December, 2003.

NETSCREEN TECHNOLOGIES, INC.

By:	/s/ ROBERT D. THOMAS
Robert D. Thomas President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
Principal Executive Officer:

/s/ ROBERT D. THOMAS Robert D. Thomas	President, Chief Executive Officer and Director	December 24, 2003

Principal Financial Officer and Principal Accounting Officer:

/s/ REMO E. CANESSA Remo E. Canessa	Chief Financial Officer and Corporate Secretary	December 24, 2003

Additional Directors:

/s/ FENG DENG Feng Deng	Vice President of Engineering and Director	December 24, 2003

/s/ ALAN L. EARHART Alan L. Earhart	Director	December 24, 2003

/s/ MICHAEL L. GOGUEN Michael L. Goguen	Director	December 24, 2003

/s/ KATHERINE M. JEN Katherine M. Jen	Director	December 24, 2003

/s/ FRANK J. MARSHALL Frank J. Marshall	Director	December 24, 2003

/s/ THOMAS F. MENDOZA Thomas F. Mendoza	Director	December 24, 2003

/s/ VICTOR E. PARKER, JR. Victor E. Parker, Jr.	Director	December 24, 2003

NETSCREEN TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Ernst & Young LLP, Independent Auditors	49
Consolidated Balance Sheets as of September 30, 2003 and 2002	50
Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001	51
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency) for the years ended September 30, 2003, 2002 and 2001	52
Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001	54
Notes to Consolidated Financial Statements	56

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

NetScreen Technologies, Inc.

We have audited the accompanying consolidated balance sheets of NetScreen Technologies, Inc. as of September 30, 2003 and 2002, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetScreen Technologies, Inc. at September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

San Jose, California

October 23, 2003,

except for Note 16, as to

which the date is

November 14, 2003

NETSCREEN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$53,914	$11,153
Short-term investments	286,738	238,711
Restricted cash	38	1,611
Accounts receivable, net of allowances for doubtful accounts and sales returns of $9,777 and $7,784 at September 30, 2003 and 2002	35,874	18,046
Refundable income taxes	943	—
Inventories	2,501	2,249
Deferred income taxes	28,368	—
Other current assets	6,613	5,231

Total current assets	414,989	277,001
Property and equipment	10,667	6,264
Restricted cash	823	—
Deferred income taxes	5,640	—
Intangible assets	4,781	5,759
Goodwill	54,271	56,807
Other assets	552	853

Total assets	$491,723	$346,684

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,230	$5,027
Accrued expenses	17,204	11,452
Accrued compensation	12,234	6,909
Accrued income taxes	—	1,865
Deferred revenue	54,364	26,150
Current portion of restructuring liabilities	648	541
Current portion of debt and capital lease obligations	72	1,761

Total current liabilities	92,752	53,705
Restructuring liabilities, less current portion	2,042	2,577
Long-term portion of debt and capital lease obligations	—	1,513

Total liabilities	94,794	57,795

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares—10,000,000 at September 30, 2003 and 2002
Issued and outstanding shares: none at September 30, 2003 and 2002	—	—
Common stock, $0.001 par value:
Authorized shares—500,000,000 at September 30, 2003 and 2002
Issued and outstanding shares—81,987,529 and 77,893,007 at September 30, 2003 and 2002	82	78
Additional paid-in capital	493,668	464,524
Accumulated deficit	(81,030)	(132,550)
Accumulated other comprehensive gain	234	501
Deferred stock compensation	(15,977)	(42,162)
Stockholders’ notes receivable	(48)	(1,502)

Total stockholders’ equity	396,929	288,889

Total liabilities and stockholders’ equity	$491,723	$346,684

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2003	2002	2001
Revenues:
Product	$200,352	$113,943	$71,197
Maintenance and service	44,990	24,539	14,366

Total revenues	245,342	138,482	85,563

Cost of revenues:
Product (1) (2)	43,437	28,729	22,128
Maintenance and service (1)	12,683	7,872	3,668

Total cost of revenues	56,120	36,601	25,796

Gross margin	189,222	101,881	59,767

Operating expenses:
Research and development (1) (2)	43,944	32,845	25,595
Sales and marketing (1) (2)	88,911	63,914	54,784
General and administrative (1)	19,173	16,796	11,611

Total operating expenses	152,028	113,555	91,990

Income (loss) from operations	37,194	(11,674)	(32,223)
Interest and other income, net	4,185	3,361	1,086

Income (loss) before income taxes	41,379	(8,313)	(31,137)
Benefit (provision) for income taxes	10,141	(4,058)	(168)

Net income (loss)	51,520	(12,371)	(31,305)
Deemed dividend on Series E and Series F redeemable convertible preferred stock	—	(28,743)	(2,923)

Net income (loss) applicable to common stockholders	$51,520	$(41,114)	$(34,228)

Basic net income (loss) per share applicable to common stockholders	$0.65	$(0.68)	$(2.05)

Shares used in computing basic net income (loss) per share applicable to common stockholders	79,110	60,564	16,696

Diluted net income (loss) per share applicable to common stockholders	$0.61	$(0.68)	$(2.05)

Shares used in computing diluted net income (loss) per share applicable to common stockholders	84,694	60,564	16,696

(1) Includes stock-based compensation of the following:
Cost of product revenues	$1,564	$1,644	$1,405
Cost of maintenance and service revenues	1,099	1,017	1,210
Research and development	7,633	7,665	6,376
Sales and marketing	10,136	11,116	9,348
General and administrative	2,783	2,817	704

Total stock-based compensation	$23,215	$24,259	$19,043

(2) Includes amortization of intangible assets of the following:
Cost of product revenues	$744	$31
Research and development	92	4
Sales and marketing	142	6

Total amortization of intangible assets	$978	$41

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(NET CAPITAL DEFICIENCY)

(in thousands, except shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Deferred Stock Compensation	Stockholders’ Notes Receivable	Total Stockholders’ Equity (Net Capital Deficiency)

	Share	Amount	Shares	Amount
Balance at September 30, 2000	32,473,082	$53,629	24,668,846	$25	$112,727	$(57,208)	$—	$(81,177)	$(2,050)	$(27,683)
Issuance costs of Series E convertible preferred stock	—	(10)	—	—	—	—	—	—	—	—
Deemed dividend on Series E convertible preferred stock	—	2,923	—	—	—	(2,923)	—	—	—	(2,923)
Issuance of common stock under employee stock plans	—	—	69,582	—	129	—	—	—	—	129
Issuance of common stock upon exercise of nonplan stock options	—	—	30,000	—	15	—	—	—	—	15
Repurchase of common stock	—	—	(987,686)	(1)	(476)	—	—	—	399	(78)
Repayment of stockholder’s note	—	—	—	—	—	—	—	—	80	80
Issuance of warrants in connection with debt arrangements	—	—	—	—	111	—	—	—	—	111
Deferred stock compensation	—	—	—	—	6,804	—	—	(6,804)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	19,043	—	19,043
Reversal of deferred stock compensation for terminated employees	—	—	—	—	(14,043)	—	—	14,043	—	—
Net loss and other comprehensive loss	—	—	—	—	—	(31,305)	—	—	—	(31,305)

Balance at September 30, 2001	32,473,082	56,542	23,780,742	24	105,267	(91,436)	—	(54,895)	(1,571)	(42,611)
Issuance of Series F convertible preferred stock, net of issuance cost of $278	5,762,502	29,722	—	—	—	—	—	—	—	—
Deemed dividend on Series E and F convertible preferred stock	—	28,743	—	—	—	(28,743)	—	—	—	(28,743)
Issuance of common stock in initial public offering, net of issuance costs of $15,361	—	—	11,500,000	12	168,627	—	—	—	—	168,639
Conversion of redeemable convertible preferred stock into common stock	(38,235,584)	(115,007)	38,235,584	38	114,969	—	—	—	—	115,007
Issuance of common stock and stock options in connection with the acquisition of OneSecure, Inc.			3,185,978	3	59,600	—	—	(587)	(7)	59,009
Issuance of common stock under employee stock plans	—	—	1,124,960	1	3,400	—	—	—	—	3,401
Issuance of common stock upon exercise of nonplan stock options	—	—	62,000	—	59	—	—	—	—	59

NETSCREEN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(NET CAPITAL DEFICIENCY)—(Continued)

(in thousands, except shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Deferred Stock Compensation	Stockholders’ Notes Receivable	Total Stockholders’ Equity (Net Capital Deficiency)

	Share	Amount	Shares	Amount
Tax benefits from employee stock option plans	—	$—	—	$—	$1,295	$—	$—	$—	$—	$1,295
Issuance of common stock upon net exercise of warrants	—	—	111,884	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(108,141)	—	(56)	—	—	—	—	(56)
Repayment of stockholders’ notes	—	—	—	—	—	—	—	—	76	76
Compensation expense related to accelerated vesting of stock options and stock options granted to consultant	—	—	—	—	424	—	—	—	—	424
Deferred stock compensation	—	—	—	—	13,461	—	—	(13,461)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	24,259	—	24,259
Reversal of deferred stock compensation for terminated employees	—	—	—	—	(2,522)	—	—	2,522	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(12,371)	—	—	—	(12,371)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	501	—	—	501

Comprehensive loss	—	—	—	—	—	—	—	—	—	(11,870)

Balance at September 30, 2002	—	—	77,893,007	78	464,524	(132,550)	501	(42,162)	(1,502)	288,889
Issuance of common stock under employee stock plans	—	—	4,024,888	4	16,220	—	—	—	—	16,224
Issuance of common stock under OneSecure stock option plans	—	—	85,311	—	942	—	—	—	—	942
Tax benefits from employee stock option plans	—	—	—	—	14,957	—	—	—	—	14,957
Repurchase of common stock	—	—	(15,677)	—	(5)	—	—	—	—	(5)
Repayment of stockholders’ notes	—	—	—	—	—	—	—	—	1,454	1,454
Amortization of deferred stock compensation	—	—	—	—	—	—	—	23,215	—	23,215
Reversal of deferred stock compensation for terminated employees	—	—	—	—	(2,970)	—	—	2,970	—	—
Comprehensive gain (loss):
Net income	—	—	—	—	—	51,520	—	—	—	51,520
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(267)	—	—	(267)

Comprehensive gain (loss)	—	—	—	—	—	—	—	—	—	51,253

Balance at September 30, 2003	—	$—	81,987,529	$82	$493,668	$(81,030)	$234	$(15,977)	$(48)	$396,929

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2003	2002	2001
Operating activities
Net income (loss)	$51,520	$(12,371)	$(31,305)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,587	3,402	2,172
Net loss on disposal of property and equipment	665	654	—
Amortization of deferred stock compensation	23,215	24,259	19,043
Tax benefits from employee stock option plans	14,957	1,295	—
In-process research and development charge	—	200	—
Compensation expense for options granted to consultants and other	8	97	23
Compensation expense related to accelerated vesting of stock options	—	360	—
Changes in operating assets and liabilities:
Accounts receivable (net of allowances)	(17,828)	(1,414)	(5,819)
Refundable income taxes	(943)	—	—
Inventories	(252)	(299)	(78)
Deferred income taxes	(30,998)	—	—
Other current assets	(1,382)	(1,743)	(1,558)
Other assets	293	43	(257)
Accounts payable	3,203	(1,141)	(1,354)
Accrued expenses	5,752	4,218	3,287
Accrued compensation	5,325	2,083	2,730
Accrued income taxes	(1,865)	1,701	164
Restructuring liabilities	(428)	—	—
Deferred revenue	28,214	10,340	6,101

Net cash provided by (used in) operating activities	85,043	31,684	(6,851)

Investing activities
Purchase of property and equipment	(9,677)	(3,366)	(5,605)
Cash used in business combination, net of cash acquired	(474)	(600)	—
Purchases of short-term investments	(471,734)	(372,427)	(19,850)
Maturities of short-term investments	423,440	140,367	19,500

Net cash used in investing activities	(58,445)	(236,026)	(5,955)

Financing activities
Proceeds from borrowing arrangements	—	944	3,325
Principal payments on debt and capital lease obligations	(3,202)	(1,858)	(642)
Restricted cash	750	3,063	(4,577)
Proceeds from initial public offering of common stock, net	—	168,639	—
Proceeds from issuance of common stock under stock option and stock purchase plans, net of repurchases	17,161	3,404	66
Proceeds from issuance of redeemable convertible preferred stock, net	—	29,722	(10)
Repayment of stockholders’ notes	1,454	76	80

Net cash provided by (used in) financing activities	16,163	203,990	(1,758)

Net increase (decrease) in cash and cash equivalents	42,761	(352)	(14,564)
Cash and cash equivalents at beginning of period	11,153	11,505	26,069

Cash and cash equivalents at end of period	$53,914	$11,153	$11,505

NETSCREEN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended September 30,
	2003	2002	2001
Supplemental disclosures of cash flow information
Cash paid for interest	$309	$509	$213
Cash paid for income taxes	$8,820	$1,089	$—

Supplemental schedule of noncash investing and financing activities
Property and equipment acquired under capital lease	$—	$—	$490
Issuance of warrants in connection with debt arrangements	$—	$—	$111
Issuance of common stock for business combination	$—	$59,009	$—
Deferred stock compensation related to options issued below fair market value	$—	$13,461	$6,804
Reversal of deferred stock compensation for terminated employees	$2,970	$2,522	$14,043
Deemed dividends on Series E and F preferred stock	$—	$28,743	$2,923
Conversion of preferred stock to common stock	$—	$115,007	$—

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

NetScreen’s firewall and VPN systems and appliances deliver integrated firewall, virtual private network and denial of service protection capabilities in a single device using the Company’s proprietary application specific integrated circuits, referred to as the GigaScreen and GigaScreen II ASICs, and proprietary security operating systems and applications, referred to as ScreenOS. The Company’s NetScreen-5GT firewall and VPN appliance uses a reduced instruction set computer (RISC) processor and ScreenOS. In addition, the Company’s family of intrusion detection and prevention appliances run a secure version of the Linux operating system and use proprietary software and multiple detection methods to identify network and application attacks and prevent them from reaching mission-critical resources.

The Company’s security systems and appliances can be centrally managed with flexible management software. For the Company’s firewall and VPN systems and appliances, the Company’s NetScreen-Global PRO and Global PRO Express enable secure, scalable monitoring of devices, network traffic and security events and policy administration. For the Company’s IDP appliances, the Company’s NetScreen-IDP Manager gives administrators control over which traffic the IDP appliance should examine and how it should respond when intrusions are detected.

Accounting Policies

Revenue recognition

The Company derives revenues primarily from sales of its hardware-based security systems and appliances and maintenance arrangements and, to a lesser extent, from sales of software products and services. The Company generally recognizes revenues when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable and collection is probable. For newly introduced technically complex products, the Company defers revenues from the sale of these products until they have successfully performed in the marketplace and sales returns are not unusually high. The determination of which products are complex and the timing of the end of deferral for particular products, can be expected to vary.

The Company defers revenues on sales to its distributors until the distributor has sold the products to its customers. The Company’s agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to credit on purchases in the event of decreases in the prices of the Company’s products. The Company’s agreements with value-added resellers typically do not include stock rotation or price protection rights. At the time of shipment to value-added resellers, the Company reserves for estimated returns and exchanges. These revenue reserves are estimated and adjusted periodically based on historical rates of returns and allowances, inventory levels for value-added resellers that submit inventory or sell-through reports, the volume of sales to value-added resellers that the Company ships directly to end customers and for sales to value-added resellers that do not submit inventory or sell-through reports, accounts receivable balances, payment history and other related factors.

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

Valuation of long-lived assets including goodwill and other intangible assets

The Company reviews property, plant and equipment, goodwill and other intangible assets for impairment whenever events or circumstances indicate the carrying amount of the assets may not be recoverable. At a minimum, this review is conducted at least annually. The Company’s review of goodwill and other intangible assets is based on the estimated future cash flows the assets are expected to generate. The Company’s review is based on its best estimate of a variety of factors, including future market growth, forecasted revenues and costs and a strategic review of its business and operations. In the event the Company determines that an asset is impaired in the future, an adjustment to the value of the asset would be charged to earnings in the period such determination is made.

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

Cash and cash equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximated fair value at September 30, 2003 and 2002.

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

Advertising costs

The Company’s policy is to expense advertising costs as incurred. The Company’s advertising costs were approximately $324,000, $630,000 and $4.3 million for the years ended September 30, 2003, 2002 and 2001, respectively.

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

Pro forma stock-based compensation

Pro forma information regarding net income (loss) is required by SFAS 123. The information is required to be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes method and the following weighted average assumptions:

	Year Ended September 30,
	2003	2002	2001
Expected life	3 years	3 years	5 years
Expected stock price volatility	68%	70%	90%
Risk-free interest rate	2.06%	3.03%	4.99%
Dividend yield	None	None	None

The fair value of shares issued under the employee stock purchase plan during the year ended September 30, 2003 was estimated using an expected life of 0.89 years, expected price volatility of 54%, a risk free interest rate of 2.06% and no dividend yield.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ respective vesting periods. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, net income (loss) applicable to common stockholders and net income (loss) per share applicable to common stockholders would have decreased (increased) to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

	Year Ended September 30,
	2003	2002	2001
Net income (loss) applicable to common stockholders	$51,520	$(41,114)	$(34,228)
Add: Stock-based compensation expense included in reported net income (loss) applicable to common stockholders, net of related tax effects	23,215	24,259	19,043
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(43,197)	(34,756)	(23,823)

Pro forma net income (loss) applicable to common stockholders	$31,538	$(51,611)	$(39,008)

Basic net income (loss) per share applicable to common stockholders:
As reported	$0.65	$(0.68)	$(2.05)

Pro forma	$0.40	$(0.85)	$(2.34)

Shares used in computing basic net income (loss) per share applicable to common stockholders	79,110	60,564	16,696

Diluted net income (loss) per share applicable to common stockholders:
As reported	$0.61	$(0.68)	$(2.05)

Pro forma	$0.37	$(0.85)	$(2.34)

Shares used in computing diluted net income (loss) per share applicable to common stockholders	84,694	60,564	16,696

The weighted average fair value of options granted during the years ended September 30, 2003, 2002 and 2001 was $9.18, $6.76 and $4.25 per share, respectively. The fair value of shares issued under the employee stock purchase plan was $3.99 and $4.22 per share during the years ended September 30, 2003 and 2002, respectively.

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

Recent accounting pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective beginning in our first quarter of fiscal year 2004. The adoption of SFAS 150 is not expected to have a significant impact on our results of operations or financial position.

2.    Balance Sheet Details

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out method) or market value. The valuation of inventories at the lower of standard cost or market value requires the use of estimates regarding the amount of inventory that will be sold and the prices at which current inventory will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers.

Inventories consisted of the following (in thousands):

	September 30,
	2003	2002
Raw materials	$481	$539
Finished goods	2,020	1,710

	$2,501	$2,249

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment of one to three years. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the assets.

Property and equipment consisted of the following (in thousands):

	September 30,
	2003	2002
Computers and equipment	$11,235	$9,631
Software	4,165	1,324
Furniture and fixtures	204	545
Leasehold improvements	3,146	530

	18,750	12,030
Accumulated depreciation and amortization	(8,083)	(5,766)

	$10,667	$6,264

Property and equipment included assets under equipment financing arrangements totaling approximately $490,000 and $4.8 million at September 30, 2003 and 2002, respectively. The accumulated depreciation related to assets under equipment financing arrangements was approximately $407,000 and $2.8 million at September 30, 2003 and 2002, respectively.

Intangible Assets

Intangible assets are carried at cost less accumulated amortization. Amortization of intangible assets is computed using the straight-line method over their expected useful lives ranging from three to ten years.

Intangible assets consisted of the following (in thousands):

	September 30,
	2003	2002
Intangible assets	$5,800	$5,800
Accumulated amortization	(1,019)	(41)

	$4,781	$5,759

Comprehensive Gain (Loss)

Comprehensive gain and loss includes certain unrealized gains and losses that are recorded as a component of stockholders’ equity and excluded from the determination of net income (loss). The Company’s only component of accumulated other comprehensive gain (loss) was an unrealized loss on investments of approximately $267,000 in the year ended September 30, 2003 and an unrealized gain on investments of approximately $501,000 in the year ended September 30, 2002. The accumulated other comprehensive gains were approximately $234,000 and $501,000 as of September 30, 2003 and 2002, respectively. Accumulated other comprehensive gains and losses were not material for the year ended September 30, 2001.

3.    Net Income (Loss) Per Share

In accordance with SFAS 128, “Earnings Per Share,” basic net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share gives effect to the dilutive effect of common stock equivalents consisting of convertible preferred stock, stock options and warrants (using the treasury method). Potentially dilutive securities have been excluded from the Company’s diluted net loss per share computations for the fiscal years 2002 and 2001, as their inclusion would be antidilutive. The total number of shares excluded from the computations of diluted net loss per share was approximately 12,614,000 and 41,554,000 for the years ended September 30, 2002 and 2001, respectively.

The following table presents the calculation of historical basic and diluted net loss per share applicable to common stockholders (in thousands, except per share amounts):

	Year Ended September 30,
	2003	2002	2001
Net income (loss) applicable to common stockholders	$51,520	$(41,114)	$(34,228)

Basic :
Weighted-average shares of common stock outstanding	80,059	63,427	24,247
Less weighted-average shares subject to repurchase (1)	(949)	(2,863)	(7,551)

Shares used in computing basic net income (loss) per share applicable to common stockholders	79,110	60,564	16,696
Outstanding dilutive stock options and unvested common stock	5,584	—	—

Shares used in computing diluted net income (loss) per share applicable to common stockholders	84,694	60,564	16,696

Basic net income (loss) per share applicable to common stockholders	$0.65	$(0.68)	$(2.05)

Diluted net income (loss) per share applicable to common stockholders	$0.61	$(0.68)	$(2.05)

(1)	The weighted-average shares subject to repurchase represent unvested shares that employees purchased by exercising options before the options had vested. The unvested shares are subject to a right of repurchase by the Company at the initial purchase price if the employee forfeits the shares before the employee satisfies the service requirement, generally four years. In addition, shares of common stock purchased by the founders are subject to vesting.

4.     Business Combination

On September 18, 2002, the Company completed its acquisition of OneSecure, a developer of intrusion protection and detection technology. The acquisition of OneSecure expanded NetScreen’s product portfolio to include an intrusion detection and prevention device and allows NetScreen to enter the intrusion detection system market. The purchase price was $60.8 million and the transaction was accounted for as a purchase. The Company issued 3.2 million shares of common stock with a fair value of $43.7 million for all of the outstanding stock of OneSecure. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock from two days before to two days after the date the transaction was announced, which was $13.71 per share. The Company also assumed all of the outstanding stock options of OneSecure, which were converted into options to purchase approximately 349,000 shares of the Company’s common stock and issued options to purchase 1.4 million shares of the Company’s common stock with an exercise price of $11.65 per share in connection with the transaction. The fair value of the stock options assumed and issued in connection with the transaction, net of deferred stock compensation, was $15.9 million. The options were valued using the Black-Scholes option pricing model using a volatility factor of 80%, expected lives of two to five years, a risk-free interest rate of 4.3% and a per share market value of $13.71 as described above. The total purchase price also includes direct costs associated with the transaction totaling $1.2 million.

Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management and other information compiled by management, including independent valuations, prepared by independent valuation specialists, that utilize established valuation techniques appropriate for the high technology industry. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be reviewed periodically for impairment. During the year ended September 30, 2003, the Company recorded a benefit of $3.0 million relating to the net operating losses of OneSecure, as an adjustment to the purchase price allocation, reducing goodwill.

A summary of the total purchase price is as follows (in thousands):

Common stock	$43,687
Outstanding OneSecure stock options, net of deferred stock compensation	2,588
NetScreen stock options issued in connection with the transaction	13,328
Direct costs of the acquisition	1,190

Total purchase price	$60,793

The total purchase price has been allocated as follows (in thousands):

Equipment	$728
Other assets and liabilities, net	897
Deferred taxes	2,007
Restructuring liabilities	(3,118)
Accounts payable	(579)

Fair value of net liabilities assumed	(65)
In-process research and development	200
Purchased technology	2,450
Technology patent application	2,550
Non-compete agreements	550
Value-added reseller relationships	250
Goodwill	54,271
Deferred stock compensation	587

Total purchase price	$60,793

OneSecure incurred losses from inception through the acquisition date.

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

Deferred stock compensation

Unvested stock options with an intrinsic value of approximately $587,000 have been allocated to deferred stock compensation and are being amortized to expense on a straight-line basis over the vesting period. Options assumed in connection with the acquisition had exercise prices of $5.34 and $10.98 per share, with a weighted average exercise price of $10.92 per share and a weighted average remaining contractual life of approximately 5.6 years. Options to purchase a total of approximately 349,000 shares of NetScreen common stock were assumed. All stock options assumed were exercisable and options to purchase approximately 67,000 shares of NetScreen common stock assumed were vested.

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

Adjustments of $1.0 million have been made to the combined pro forma results of operations for both 2002 and 2001, reflecting the amortization of the intangible assets acquired and deferred stock compensation associated with the OneSecure stock options assumed by NetScreen. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average of outstanding common stock of NetScreen during the periods presented, plus the number of shares of NetScreen common stock issued to complete the acquisition as if the acquisition had occurred on October 1, 2000. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that NetScreen would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Year Ended
	2002	2001
Revenues	139,482	$86,337
Net loss applicable to common stockholders	$(55,188)	$(68,184)
Basic and diluted net loss per share applicable to common stockholders	$(0.87)	$(3.43)

The pro forma financial information for the year ended 2001 includes non-recurring restructuring and asset impairment costs incurred by OneSecure of $6.1 million and $3.0 million, respectively.

5.    Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires a company (the Guarantor) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.

Certain of the Company’s operating lease arrangements include collateral restrictions that require the Company to maintain standby letters of credit secured by restricted cash. Total restricted cash as of September 30, 2003 was $861,000, of which $38,000 is classified as current as it is scheduled to become unrestricted in January 2004.

Generally, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by its products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these guarantees.

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

Changes in the Company’s estimated product warranty liability during the year ended September 30, 2003 were as follows (in thousands):

Balance September 30, 2002	$1,693
Additions charged to cost of revenues during the period	350
Settlements made during the period	(336)

Balance September 30, 2003	$1,707

6.    Financial Instruments

Investments, including cash equivalents, restricted cash and short-term investments were as follows (in thousands):

	September 30,
	2003	2002
Money market and mutual funds	$3,245	$8,485
Commercial paper	28,825	75,635
U.S. government securities	76,486	40,626
Municipal bonds and notes	207,423	122,450

Total investments	315,979	247,196
Amounts classified as cash equivalents and restricted cash	(29,241)	(8,485)

Total short-term investments	$286,738	$238,711

Maturities of short-term investments as of September 30, 2003 were as follows:

Due within one year	$230,363
Due between one year and two years	56,375

Total short-term investments	$286,738

Unrealized gains on available-for-sale securities at September 30, 2003 and 2002 were $234,000 and $501,000, respectively.

Restricted cash

As of September 30, 2003 and 2002, the Company had approximately $861,000 and $1.6 million, respectively, as collateral for standby letters of credit in connection with facility leases.

7.    Long-Term Debt and Capital Lease Obligations

In October 1998, the Company entered into a $318,000 (later adjusted to $404,000) equipment leasing arrangement. During the year ended September 30, 2000, the Company expanded the equipment leasing arrangement by an additional $500,000. During the quarter ended December 31, 2002, we repaid the outstanding borrowings under this agreement in full.

In February 2001, we entered into an equipment leasing arrangement of $514,000. The lease is payable in monthly installments of principal and interest of approximately $15,000 through February 2004. As of September 30, 2003, approximately $72,000 was outstanding under this arrangement.

In April 2001, we entered into a loan and security agreement under which we could borrow up to $3.5 million to finance eligible equipment purchases. The lender had a security interest in the purchased equipment. Borrowings under the agreement bore interest at the U.S. Treasury note rate for notes with a three-year maturity plus 3.75% and were payable in equal monthly installments over a three-year term. A final payment equal to 9% of the amount borrowed, due at the end of the three-year term, has been treated as an additional finance charge and is being amortized over the term of the loan. We are not required to meet any financial covenants under this agreement. Borrowings under this agreement totaled $2.0 million at an annual interest rate of 8.2% and the available commitment expired on November 30, 2001. During the quarter ended June 30, 2003, we repaid the outstanding borrowings under this agreement in full.

In August 2001, we entered into a loan and security agreement under which we could borrow up to $3.0 million to finance eligible equipment purchases. The lender had a security interest in the purchased equipment. Borrowings under the agreement bore interest at the U.S. Treasury note rate for notes with a three-year maturity plus 9.5% and were payable in equal monthly installments over terms ranging from 33 to 36 months. Borrowings under this agreement totaled $1.3 million at an annual interest rate of 13.8% and the available commitment expired on November 30, 2001. During the quarter ended June 30, 2003, we repaid the outstanding borrowings under this agreement in full.

Equipment acquired under these arrangements has been included in Property and Equipment on the accompanying balance sheet.

8.    Commitments and Contingencies

Commitments

The Company leases its office facilities under noncancelable operating leases expiring at various dates through May 2008.

In October 2002, we entered into a lease for approximately 156,000 square feet for our corporate headquarters in Sunnyvale, California. Rent payments under the lease are approximately $231,000 per month and commenced February 14, 2003. The lease terminates on May 13, 2008. Under the terms of the lease, we may lease an additional approximately 22,000 square feet in the facility at an additional monthly rent of approximately $32,000. We can exercise this option to lease the additional space at anytime through February 14, 2004. The lease was secured by a $692,000 standby letter of credit as of September 30, 2003.

Rent expense was $4.6 million, $4.3 million and $3.4 million for the years ended September 30, 2003, 2002 and 2001, respectively.

We have entered into several leases for domestic and foreign sales office facilities. The leases expire at various dates through November 2005. The related cost of the leases is approximately $143,000 per month.

Future minimum lease payments under noncancelable operating leases at September 30, 2003 were as follows (in thousands):

Year ending September 30:
2004	$4,095
2005	3,128
2006	2,772
2007	2,766
2008	1,729

Total minimum payments	$14,490

We utilize three contract manufacturers to manufacture, test and fulfill orders. We purchase from these and other suppliers on a purchase order basis and do not have a long-term supply contract with any of them. At September 30, 2003, we had placed non-cancelable purchase orders totaling $7.1 million.

Contingencies

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse affect on its consolidated financial position, results of operations or cash flows.

9.    Restructuring Liabilities

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

Year ending September 30:
2004	$648
2005	602
2006	527
2007	444
2008	434
Thereafter	35

Total net present value	$2,690

10.    Redeemable Convertible Preferred Stock

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

The Company’s Series E and Series F redeemable convertible preferred stock were entitled to cumulative dividends at the rate of approximately $0.31 and $0.42 per share, respectively. The Company recorded deemed dividends of approximately $625,000 and $493,000 to account for the cumulative dividends on its Series E and Series F convertible preferred stock in the year ended September 30, 2002. The Company recorded deemed dividends of $2.9 million in the year ended September 30, 2001 to account for the cumulative dividend on its Series E convertible preferred stock.

All outstanding redeemable convertible preferred stock automatically converted into an aggregate of 38,235,584 shares of common stock upon the closing of the Company’s initial public offering (IPO) in December 2001. In addition, all dividend rights, as well as voting and liquidation rights, attributable to the preferred stock terminated upon the closing of the IPO.

11.    Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. No shares were issued and outstanding at September 30, 2003.

Common Stock

On December 17, 2001, the Company closed the sale of 11,500,000 shares of common stock, including the underwriters’ exercise of an over-allotment option, in its IPO at a price of $16.00 per share. A total of $184.0 million in gross proceeds was raised from these transactions. After deducting the underwriting discount of $12.9 million and $2.5 million of offering expenses, net proceeds were $168.6 million.

The Company is authorized to issue up to 500,000,000 shares of common stock. As of September 30, 2003, 81,987,529 shares of common stock were issued and outstanding and common stock was reserved for future issuance as follows:

Outstanding stock options	11,904,304
Shares of common stock available for grant under stock option plans	18,943,370
Shares of common stock available for issuance under the employee stock purchase plan	678,607

31,526,281

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

During the year ended September 30, 2003, 289,658 and 31,735 shares of common stock at prices of $9.01 and $11.66 per share, respectively, were issued under the 2001 ESPP. During the year ended September 30, 2002, 86,360 shares of common stock at a price of $8.36 per share were issued under the 2001 ESPP. As of September 30, 2003, 678,607 shares were reserved for future issuance.

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

The 2001 Plan is the successor to the Company’s 1997 Plan and no additional shares can be granted under the 1997 Plan. The Company has reserved 20,000,000 shares of common stock for issuance under the 2001 Plan. The number of shares reserved for issuance under the 2001 Plan increased by the number of shares available for grant under the 1997 Plan on December 12, 2001 and any shares that are canceled or repurchased under the 1997 Plan after December 12, 2001. Shares subject to awards which cease to be subject to such award for any reason other than exercise of such award, which are forfeited or repurchased by the Company or which are subject to an award that otherwise terminates without shares being issued will again be available for grant and issuance under the 2001 Plan. In addition, the number of shares reserved for issuance under the 2001 Plan will increase automatically on October 1 of each year by an amount equal to 5% of the Company’s total outstanding shares of common stock as of the immediately preceding September 30th.

The terms of options and restricted stock awards granted under the 2001 Plan are similar to the terms that apply to options and restricted stock awards under the 1997 Plan. The Company’s Board of Directors determines the terms of stock bonuses under the 2001 Plan, which may be awarded for past services already rendered to the Company or which may be awarded upon satisfaction of certain performance goals set out in advance. The 2001 Plan additionally provides for automatic option grants to outside directors of the Company that vest monthly over three years. The vesting of automatic option grants to outside directors accelerates in the event of a dissolution or liquidation of the Company, a merger or the sale of all or substantially all of the Company’s assets.

2002 Stock Option Plan

In November 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”), which provides for the granting of nonqualified stock options to employees, officers, consultants, independent contractors and advisors of the Company. The 2002 Plan authorizes the grant of options to purchase up to 125,000 shares of the Company’s common stock. Under the 2002 Plan, the Company’s Board of Directors determines the term of each award and the award price. Nonqualified stock options may have an exercise price not less than 100% of the fair market value on the date of grant. Options generally vest ratably over a four-year period commencing with the grant date and expire no later than ten years from the date of grant.

OneSecure 2000 Stock Option Plan

In connection with its acquisition of OneSecure in September 2002, the Company assumed all of the outstanding OneSecure stock options under the OneSecure 2000 Stock Option Plan (the “OneSecure Plan”), which were converted into options to purchase approximately 351,000 shares of the Company’s common stock. The stock options generally have terms of between five and ten years and generally vest over a four-year period. These options were assumed at prices of $5.34 and $10.98 per share, with a weighted average exercise price of $10.92 per share. All stock options assumed were exercisable and approximately 67,000 of the stock options assumed were vested with a weighted average exercise price of $10.73 per share. No further stock options can be granted under the OneSecure Plan.

The following is a summary of activity for the OneSecure Plan and the 1997, 2001 and 2002 Plans:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Options outstanding as of September 30, 2000	833,460	4,454,374	$1.22
Options authorized	5,000,000	—
Options granted	(5,167,700)	5,167,700	$5.01
Options exercised	—	(69,582)	$1.90
Options canceled	660,343	(660,343)	$3.56
Shares repurchased	987,686	—	$0.48

Options outstanding as of September 30, 2001	2,313,789	8,892,149	$3.23
Options authorized	20,000,000	—
Options granted	(5,381,696)	5,381,696	$9.89
Options exercised	—	(1,038,600)	$2.58
Options canceled	1,019,117	(1,019,117)	$5.85
Shares repurchased	108,141	—	$0.52
Assumption of OneSecure Plan options	—	350,590	$10.92

Options outstanding as of September 30, 2002	18,059,351	12,566,718	$6.14
Options authorized	4,019,650	—
Options granted	(4,227,556)	4,227,556	$19.50
Options exercised	—	(3,786,717)	$3.75
Options canceled	1,076,396	(1,103,253)	$9.15
Shares repurchased	15,529	—

Options outstanding as of September 30, 2003	18,943,370	11,904,304	$11.37

As of September 30, 2003, 3,236,383 shares were exercisable at a weighted average exercise price of $5.61, of which 2,874,722 shares were vested but not exercised at a weighted average exercise price of $6.06 per share. As of September 30, 2003, 383,867 unvested options had been exercised and were subject to repurchase.

In addition, the following table summarizes information about options under the OneSecure Plan and the 1997, 2001 and 2002 Plans that were outstanding and exercisable at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.13–$ 0.13	11,542	5.9	$0.13	11,542	$0.13
$ 0.50–$ 0.75	1,157,225	6.6	$0.71	906,728	$0.71
$ 2.50–$ 2.50	250,717	7.0	$2.50	184,214	$2.50
$ 4.50–$ 6.00	3,353,110	7.7	$5.25	1,324,199	$5.19
$ 7.50–$11.20	964,066	7.7	$9.70	259,305	$9.78
$11.65–$17.44	3,011,710	7.6	$13.46	480,246	$12.90
$17.68–$25.64	3,155,934	9.6	$21.03	70,149	$20.52

$ 0.13–$25.64	11,904,304	8.1	$11.37	3,236,383	$5.61

Nonplan Option Grants

During the year ended September 30, 2000, the Company issued options to purchase 578,000 shares of common stock to an employee and consultants at exercise prices ranging from $0.0005 to $0.75 per share. The Company granted options to purchase an additional 8,000 shares at an exercise price of $5.00 per share during the year ended September 30, 2001. The Company issued nonplan options due to the limited number of options available under the 1997 Plan. Of the 586,000 nonplan options granted, 420,000 were to an employee and 166,000 were to consultants. The employee options vest over four years. The Company recorded $1.2 million of deferred stock compensation expense related to the employee during fiscal 2000 and 2001. The vast majority of the consultant options vesting was accelerated in August 2000.

During the year ended September 30, 2000, 490,000 shares were exercised at prices ranging from $0.0005 to $0.75 per share. During the year ended September 30, 2001, 30,000 shares were exercised at a price of $0.50 per share. During the year ended September 30, 2002, 62,000 shares were exercised at prices ranging from $0.50 per share to $5.00 per share. During the year ended September 30, 2003, 4,000 shares were exercised at a price of $5.00 per share. As of September 30, 2003, no options were outstanding.

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

Deferred Stock Compensation

During the years ended September 30, 2002 and 2001, in connection with the grant of stock options to employees, the Company recorded deferred stock compensation of $13.5 million and $6.8 million, respectively, representing the difference between the exercise price and the deemed fair value for financial reporting purposes of the Company’s common stock on the date these stock options were granted. During the year ended September 30, 2002, the Company also recorded deferred stock compensation of approximately $587,000 representing the intrinsic value of unvested stock options assumed in connection with the acquisition of OneSecure. Restricted stock acquired through the exercise of unvested stock options is subject to the Company’s right to repurchase the unvested stock at the price paid, which right lapses over time. Deferred stock compensation is included as a reduction of stockholders’ equity and is being amortized ratably over the vesting period of the individual award, generally four years, consistent with the method described in FASB Interpretation No. 28. During the years ended September 30, 2003, 2002 and 2001, the Company recorded amortization of deferred stock compensation of $23.2 million, $24.3 million and $19.0 million, respectively, related to employee stock options. This stock-based compensation expense relates to stock options granted to individuals in all cost of revenues and operating expense categories and has been included in those categories. At September 30, 2003, $16.0 million of deferred stock compensation related to employee stock options remained unamortized.

Stockholders’ Notes Receivable

The stockholders’ notes receivable were issued in conjunction with the issuance of common stock under the Company’s stock option plan. The notes were secured by the related shares of common stock and are full recourse notes, with interest compounded annually on the unpaid balance at a rate of 6% per year. During the years ended September 30, 2003 and 2002, the Company received payments on the notes of $1.5 million and $76,000, respectively. During the year ended September 30, 2001, the Company received payments on the notes of $80,000 and canceled notes totaling $399,000 in connection with the repurchase of unvested shares.

12.    Income Taxes

The components of the provision (benefit) for income taxes is as follows (in thousands):

	Year Ended September 30,
	2003	2002	2001
Current:
Federal	$19,637	$8,147	$—
State	1,755	851	—
Foreign	468	743	168

Total current	21,860	9,741	168

Deferred:
Federal	(27,029)	(5,033)	—
State	(4,972)	(650)	—
Foreign	—	—	—

Total deferred	(32,001)	(5,683)	—

	$(10,141)	$4,058	$168

The U.S. income tax benefit related to the exercise of certain employee stock options decreased accrued income taxes and was credited to additional paid-in capital. Such amount was $15.0 million and $1.3 million for the years ended September 30, 2003 and September 30, 2002, respectively.

Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended September 30,
	2003	2002	2001
Domestic	$39,890	$(9,513)	$(31,386)
Foreign	1,489	1,200	249

Income (loss) before income taxes	$41,379	$(8,313)	$(31,137)

The Company’s income tax provision (benefit) differs from the income tax provision (benefit) determined by applying the U.S. federal statutory rate to net income (loss) as follows (in thousands):

	Year Ended September 30,
	2003	2002	2001
Income tax provision (benefit) at U.S. statutory rate	$14,482	$(2,909)	$(10,898)
State income tax, net of federal benefit	1,140	201	—
Stock based compensation	5,183	4,492	—
Research tax credits	(1,086)	(686)	—
Extra-territorial income tax benefit	(1,050)	—	—
Valuation allowance	(29,575)	1,515	10,898
Foreign income taxes for which no U.S. benefit is currently recognizable	—	323	168
Other, net	765	1,122	—

Provision (benefit) for income taxes	$(10,141)	$4,058	$168

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2003	2002
Deferred tax assets:
Deferred compensation	$9,086	$11,922
Net operating loss carryforwards	16,951	17,855
Tax credit carryforwards	1,285	4,303
Deferred revenue	15,451	5,360
Other reserves and accruals	6,179	6,441

Total gross deferred tax assets	48,952	45,881
Valuation allowance	(13,032)	(43,577)

Total deferred tax assets	35,920	2,304
Deferred tax liabilities:
Acquisition related intangibles	(1,912)	(2,304)

Net deferred tax assets	$34,008	$—

Prior to fiscal year 2003, the Company had provided a valuation allowance on its deferred tax assets because of uncertainty regarding their realization. The valuation allowance decreased by $30.5 million during the year ended September 30, 2003 and increased by $18.2 million and $11.4 million during the years ended September 30, 2002 and 2001, respectively. During fiscal year 2003, the Company reversed $29.6 million of the valuation allowance because it believes that it is more likely than not that these deferred tax assets will be realized in the foreseeable future. This determination was made principally based on the earnings history of the Company over the past several years, in addition to future taxable income expected to be generated by the Company. The portion of the valuation allowance that was not reversed relates to acquired tax attributes that are subject to an annual limitation imposed by Section 382 of the Internal Revenue Code. If these acquired tax attributes are realized, they will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense.

As of September 30, 2003, the Company’s state tax credit carry forwards were $2.0 million, which currently carry forward indefinitely. As of September 30, 2003, the Company had federal and state net operating loss carry forwards of $42.8 million and $38.8 million, respectively. If not utilized, the net operating loss carry forwards will begin to expire in fiscal 2013. Utilization of the net operating loss and tax credit carry forwards are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code Section 382 and Section 383 and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. California suspended the use of state net operating loss carry forwards for fiscal 2003.

13.    Business Segment Information

The Company operates in one business segment, the sale of integrated network security solutions.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) because he has the final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company’s business.

The Company sells its products and technology primarily to customers in the Americas, Asia and the Pacific Rim (APAC) and Europe, the Middle East and Africa (EMEA). Revenues by geographic region were as follows (in thousands):

	Year Ended September 30,
	2003	2002	2001
Revenues:
Americas	$96,591	$61,886	$45,537
APAC	94,589	46,705	25,228
EMEA	54,162	29,891	14,798

Total	$245,342	$138,482	$85,563

No single customer accounted for 10% or more of revenues in the years ended September 30, 2003, 2002 and 2001. One customer accounted for more than 10% of accounts receivable as of September 30, 2003 and another customer accounted for more than 10% of accounts receivable as of September 30, 2002. As of September 30, 2001, no single customer accounted for more that 10% of accounts receivable. The Company generally does not require any collateral from its customers.

14.    401(k) Plan

The Company has a defined contribution plan intended to qualify under Section 401 of the Internal Revenue Code, or a 401(k) plan. All U.S. employees may elect to contribute up to 15%, but no greater than $12,000 per year in 2003, $11,000 per year in 2002 and $10,500 per year in prior years, of their annual compensation to the plan through salary deferrals, subject to IRS limits. For the years ended September 30, 2003, 2002 and 2001, the Company made no matching contributions to the plan.

15.    Related Party Transactions

During the years ended September 30, 2003, 2002 and 2001, we sold products and services to companies affiliated with the brother of Feng Deng, an executive officer and director of the Company. The total amount sold to these companies during the years ended September 30, 2003, 2002 and 2001 was approximately $102,000, $767,000 and $1,574,000, respectively. As of September 30, 2003, accounts receivable included approximately $25,000 from these companies.

During the years ended September 30, 2003 and 2002, we sold products and services to companies affiliated with members of our Board of Directors. The total sold to these companies during the years ended September 30, 2003 and 2002 was approximately $310,000 and $124,000, respectively. As of September 30, 2003, accounts receivable included approximately $1,000 from these companies.

16.    Subsequent Event

On November 14, 2003, the Company completed the acquisition of Neoteris, Inc., a provider of secure sockets layer virtual private networking (SSL VPN) solutions. The Company paid $20.0 million in cash and issued 9.7 million shares of common stock for all the outstanding stock of Neoteris. The Company also assumed all of the outstanding stock options of Neoteris, which were converted into options to purchase 1.2 million shares of our common stock. The Company will pay Neoteris stockholders and option holders up to an additional $30 million in cash upon the achievement of certain revenue milestones. The Neoteris, Inc. acquisition will be accounted for under the purchase method.

NETSCREEN TECHNOLOGIES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts receivable:
Year ended September 30, 2001	$1,716	$3,251	$2,093	$2,874
Year ended September 30, 2002	$2,874	$1,544	$1,575	$2,843
Year ended September 30, 2003	$2,843	$189	$24	$3,008

(1)	Represents amounts written off as uncollectible.

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for sales returns:
Year ended September 30, 2001	$1,942	$4,706	$4,338	$2,310
Year ended September 30, 2002	$2,310	$10,157	$7,526	$4,941
Year ended September 30, 2003	$4,941	$6,256	$4,428	$6,769

(1)	Represents actual returns taken against the allowance.

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Merger, dated August 22, 2002, among the Registrant, Tango Acquisition Corp. and OneSecure, Inc.	8-K	000-33387	10/03/02	2.01

2.02	Agreement and Plan of Merger, dated October 3, 2003, among the Registrant, Neon Acquisition Corp. and Neoteris, Inc.	8-K	000-33387	11/26/03	2.01

3.01	Registrant’s Form of Restated Certificate of Incorporation.	S-1	333-71048	10/05/01	3.02

3.02	Registrant’s Restated Bylaws, effective December 17, 2001.	10-Q	000-33387	05/15/02	3.01

4.01	Fifth Amended and Restated Investors’ Rights Agreement dated October 3, 2001.	S-1	333-71048	10/05/01	4.01

4.02	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1/A	333-71048	11/23/01	4.02

10.01	Registrant’s 1997 Equity Incentive Plan, as amended August 10, 2001, and form of stock option agreement. (1)	S-1	333-71048	10/05/01	10.02

10.02	Registrant’s 2001 Equity Incentive Plan, and form of stock option agreement. (1)	S-1/A	333-71048	12/10/01	10.03

10.03	Registrant’s 2001 Employee Stock Purchase Plan. (1)	S-1/A	333-71048	12/10/01	10.04

10.04	Registrant’s 1997 Equity Incentive Plan form of stock option agreement for executive officers. (1)	S-1	333-71048	10/05/01	10.05

10.05	OneSecure, Inc. 2000 Stock Option/Stock Issuance Plan, and forms of stock option agreements. (1)	S-8	333-100088	09/25/02	4.01

10.06	Neoteris, Inc. 2001 Equity Incentive Plan, and forms of stock option agreements. (1)	S-8	333-110719	11/24/03	4.01

10.07	Stock Option Agreement by and between OneSecure, Inc. and Nir Zuk dated as of January 24, 2001. (1)	8-K	000-33387	10/03/02	99.06

10.08	Stock Option Agreement by and between OneSecure, Inc. and Nir Zuk dated as of July 5, 2001. (1)	8-K	000-33387	10/03/02	99.07

10.09	Stock Option and Vesting Waiver Agreement by and between Nir Zuk and the Registrant dated August 22, 2002. (1)	8-K	000-33387	10/03/02	99.08

10.10	Restricted Common Stock Purchase Agreement by and between OneSecure, Inc. and Nir Zuk dated as of February 18, 2000.	8-K	000-33387	10/03/02	99.04

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.11	Registrant’s Form of Offer Letter for executive officers. (1)	S-1	333-71048	10/05/01	10.06

10.12	Offer Letter to Nir Zuk dated August 22, 2002. (1)(2)	8-K	000-33387	10/03/02	99.02

10.13	Form of Noncompetition Agreement by and between the Registrant and Nir Zuk dated August 22, 2002. (1)	8-K	000-33387	10/03/02	99.10

10.14	Amended and Restated Employment Agreement by and between DanaStreet Internet, Inc., a Delaware corporation and Krishna Kolluri dated April 19, 2001. (1)	—	—	—	—	X

10.15	Amendment and Assumption Agreement by and between Krishna Kolluri and the Registrant dated October 3, 2003 (1)	—	—	—	—	X

10.16	Vesting Waiver Agreement by and between Krishna Kolluri and the Registrant dated October 3, 2003. (1)	—	—	—	—	X

10.17	Noncompetition Agreement by and between the Registrant and Krishna Kolluri dated October 3, 2003. (1)	—	—	—	—	X

10.18	Form of Indemnity Agreement to be entered into by and between the Registrant and each executive officer and director. (1)	S-1	333-71048	10/05/01	10.07

10.19	Form of Promissory Notes from executive officers to the Registrant made in connection with exercise of options. (1)	S-1	333-71048	10/05/01	10.08

10.20	Manufacturing Agreement by and between Flash Electronics, Inc. and the Registrant dated January 3, 2002. (2)	10-Q	000-33387	02/14/02	10.01

10.21	Software and License Agreement by and between Information Resource Engineering, Inc. (now SafeNet, Inc.) and the Registrant dated June 30, 2000.	S-1	333-71048	10/05/01	10.12

10.22	Lease Agreement by and between Ariba, Inc. and the Registrant dated October 18, 2002.	10-K	000-33387	12/30/02	10.22

10.23	Sublease Agreement by and between Philips Electronics North America Corporation and the Registrant dated September 29, 2000.	S-1	333-71048	10/05/01	10.13

10.24	Purchase/Service Agreement by and between Avaya, Inc. and the Registrant dated November 21, 2000.	S-1	333-71048	10/05/01	10.14

10.25	Manufacturing Agreement by and between A-Plus Manufacturing Corporation (now Solectron Corporation) and the Registrant dated December 15, 2000. (1)	S-1	333-71048	10/05/01	10.15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.26	Loan and Security Agreement by and between GATX Ventures, Inc. and the Registrant dated April 13, 2001.	S-1	333-71048	10/05/01	10.16

10.27	Amendment #1 to Software License Agreement by and between Information Resource Engineering, Inc. (now SafeNet, Inc.) and the Registrant dated June 22, 2001.	S-1	333-71048	10/05/01	10.17

10.28	Amendment #2 to Software License Agreement by and between SafeNet, Inc. and the Registrant dated December 26, 2001. (2)	10-K	000-33387	12/30/02	10.28

10.29	International Customer Agreement by and between IBM Global Services and the Registrant dated July 25, 2001.	S-1	333-71048	10/05/01	10.18

23.01	Consent of Ernst & Young LLP, Independent Auditors.	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

(1)	Management contract or compensatory plan or arrangement.
(2)	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from the respective filing and were filed separately with the Securities and Exchange Commission.