Form 10-Q
period 2003-12-31
NETSCREEN TECHNOLOGIES INC
filed 2004-02-17
CIK 1088454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

As of January 30, 2004, 92,482,834 shares of the registrant’s common stock, $0.001 par value, were outstanding.

NETSCREEN TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended December 31, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NETSCREEN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2003	September 30, 2003*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,597	$53,914
Short-term investments	305,622	286,738
Restricted cash	38	38
Accounts receivable, net of allowances for doubtful accounts and sales returns of $10,750 and $9,777 at December 31, 2003 and September 30, 2003	37,722	35,874
Refundable income taxes	48	943
Inventories	2,924	2,501
Deferred income taxes	27,220	28,368
Other current assets	6,048	6,613

Total current assets	453,219	414,989
Property and equipment	11,370	10,667
Restricted cash	139	823
Deferred income taxes	1,439	5,640
Intangible assets	38,370	4,781
Goodwill	229,119	54,271
Other assets	762	552

Total assets	$734,418	$491,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,804	$8,230
Accrued expenses	24,485	17,204
Accrued compensation	12,963	12,234
Deferred revenue	63,750	54,364
Current portion of restructuring liabilities	1,019	648
Current portion of debt and capital lease obligations	—	72

Total current liabilities	112,021	92,752
Restructuring liabilities, less current portion	3,754	2,042

Total liabilities	115,775	94,794

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value: Authorized shares—10,000,000 at December 31, 2003 and September 30, 2003 Issued and outstanding shares — none at December 31, 2003 and September 30, 2003	—	—
Common stock, $0.001 par value: Authorized shares—500,000,000 at December 31, 2003 and September 30, 2003 Issued and outstanding shares—92,259,894 and 81,987,529 at December 31, 2003 and September 30, 2003	92	82
Additional paid-in capital	746,137	493,668
Accumulated deficit	(74,656)	(81,030)
Accumulated other comprehensive gain	90	234
Deferred stock compensation	(52,972)	(15,977)
Stockholders’ notes receivable	(48)	(48)

Total stockholders’ equity	618,643	396,929

Total liabilities and stockholders’ equity	$734,418	$491,723

*	Derived from audited financial statements.

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2003	2002
Revenues:
Product	$64,922	$42,451
Maintenance and service	16,095	8,619

Total revenues	81,017	51,070

Cost of revenues:
Product (A) (B)	14,778	9,283
Maintenance and service (A)	4,249	2,417

Total cost of revenues	19,027	11,700

Gross margin	61,990	39,370

Operating expenses:
Research and development (A) (B)	13,597	9,782
Sales and marketing (A) (B)	31,522	20,162
General and administrative (A)	5,970	4,191

Total operating expenses	51,089	34,135

Income from operations	10,901	5,235
Interest and other income, net	1,126	1,063

Income before income taxes	12,027	6,298
Provision for income taxes	(5,653)	(3,086)

Net income	$6,374	$3,212

Basic net income per share	$0.07	$0.04

Shares used in computing basic net income per share	86,539	77,003

Diluted net income per share	$0.07	$0.04

Shares used in computing diluted net income per share	90,730	82,893

(A) Includes stock-based compensation of the following:
Cost of product revenues	$280	$411
Cost of maintenance and service revenues	341	277
Research and development	2,689	1,983
Sales and marketing	2,709	2,697
General and administrative	1,064	724

Total stock-based compensation	$7,083	$6,092

(B) Includes amortization of intangible assets of the following:
Cost of product revenues	$1,425	$186
Research and development	23	23
Sales and marketing	538	35

Total amortization of intangible assets	$1,986	$244

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2003	2002
Operating activities
Net income	$6,374	$3,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,374	1,275
Amortization of deferred stock compensation	7,083	6,092
Tax benefits from employee stock option plans	2,635	—
Other	—	8
Changes in operating assets and liabilities:
Accounts receivable (net of allowances)	1,905	(1,629)
Refundable income taxes	895	—
Inventories	(44)	453
Deferred income taxes	1,440	—
Other current assets	(220)	(1,058)
Other assets	(53)	159
Accounts payable	1,548	304
Accrued expenses	(1,790)	1,078
Accrued compensation	(850)	111
Accrued income taxes	213	2,817
Restructuring liabilities	17	(36)
Deferred revenue	7,779	9,150

Net cash provided by operating activities	30,306	21,936

Investing activities
Purchase of property and equipment	(1,600)	(2,165)
Cash used in business combination, net of cash acquired	(5,135)	(474)
Purchases of short-term investments	(178,106)	(122,079)
Maturities of short-term investments	169,278	103,085

Net cash used in investing activities	(15,563)	(21,633)

Financing activities
Principal payments on debt and capital lease obligations	(72)	(566)
Restricted cash	684	172
Proceeds from issuance of common stock under stock option and stock purchase plans, net of repurchases	4,328	4,529
Repayment of stockholders’ notes	—	90

Net cash provided by financing activities	4,940	4,225

Net increase in cash and cash equivalents	19,683	4,528
Cash and cash equivalents at beginning of period	53,914	11,153

Cash and cash equivalents at end of period	$73,597	$15,681

See accompanying notes.

NETSCREEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Background and Basis of Presentation

The Company

NetScreen Technologies, Inc. (the “Company” or “NetScreen”) was incorporated in Delaware on October 30, 1997. NetScreen develops, markets and sells a broad family of high-performance, cost-effective, purpose-built network security solutions. The Company’s security solutions integrate key security technologies in appliances and systems that can be deployed at multiple points in the network. These solutions provide the layers of network and application level security to implement secure network-to-network, user-to-network and user-to-user communication with encryption, access control, authentication and attack detection and prevention.

The accompanying condensed consolidated financial statements of NetScreen Technologies, Inc. have been prepared, without audit, in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s financial statements and notes thereto included in its Annual Report on Form 10-K filed with the SEC on December 24, 2003.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004 or for any other future period.

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

Income taxes

For financial statement purposes, the Company is required to make estimates and judgments in determining its income taxes in each of the jurisdictions in which it operates. The Company estimates its current income tax exposure in conjunction with making judgments when assessing its deferred tax assets and liabilities, which stem from the differing treatment of items for tax and accounting purposes.

Comprehensive income (loss)

Comprehensive income (loss) includes certain unrealized gains and losses that are recorded as a component of stockholders’ equity and excluded from the determination of net income (loss). The Company’s only component of accumulated other comprehensive income (loss) was unrealized losses on investments of approximately $(144,000) in the three months ended December 31, 2003. Accumulated other comprehensive income was approximately $90,000 and $234,000 at December 31, 2003 and September 30, 2003, respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximated fair value at December 31, 2003 and September 30, 2003.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company places all of its cash equivalents with high credit-rated issuers. Carrying amounts of financial instruments held by the Company, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration. The Company performs ongoing credit evaluations of its customers, generally requires customers to prepay for maintenance and maintains reserves for potential losses. The Company’s customer base is composed of businesses throughout the Americas, which consists of North and South America, Asia and the Pacific Rim (APAC) and Europe, the Middle East and Africa (EMEA).

Capitalized software

The Company capitalizes eligible software costs as its products achieve technological feasibility, subject to net realizable value considerations. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. Development costs incurred after the establishment of technological feasibility have not been material and, therefore, have been expensed.

Advertising costs

The Company’s policy is to expense advertising costs as incurred. The Company’s advertising costs were approximately $638,000 and $140,000 for the three months ended December 31, 2003 and 2002, respectively.

Stock-based compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Expenses associated with stock-based compensation are amortized ratably over the vesting periods of the individual awards consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation No. 28. The Company provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Options granted to consultants and other non-employees are accounted for in accordance with Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services,” and valued using the Black-Scholes method prescribed by SFAS 123. The options are subject to periodic revaluation over their vesting periods.

The following table illustrates the effect on net income (loss) applicable to common stockholders and net income (loss) per share applicable to common stockholders as if the fair value recognition provisions of SFAS 123 had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except per share amounts):

	Three Months Ended December 31,
	2003	2002
Net income	$6,374	$3,212
Add: Stock-based employee compensation expense included in reported net income applicable to common stockholders, net of related tax effects	7,083	6,092
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,566)	(10,767)

Net loss	$(3,109)	$(1,463)

Shares used in computing basic net income (loss) per share	86,539	77,003

Shares used in computing diluted net income per share	90,730	82,893

Shares used in computing diluted net loss per share	86,539	77,003

Earnings per share:
Basic net income per share – as reported	$0.07	$0.04

Basic net loss per share – pro forma	$(0.04)	$(0.02)

Diluted net income per share – as reported	$0.07	$0.04

Diluted net loss per share – pro forma	$(0.04)	$(0.02)

The following weighted average assumptions were used in determining the fair value of the Company’s employee and non-employee option plans:

	Three Months Ended December 31,
	2003	2002
Expected life	3 years	3 years
Expected stock price volatility	68%	70%
Risk–free interest rate	2.37%	3.03%
Dividend yield	None	None

The fair value for the Company’s employee stock purchase plan during the three months ended December 31, 2003 was estimated using an expected life of 0.81 years, expected price volatility of 54%, a risk-free interest rate of 1.41% and no dividend yield. The fair value for the employee stock purchase plan during the three months ended December 31, 2002 was estimated using an expected life of 0.47 years, expected price volatility of 84%, a risk-free interest rate of 1.94% and no dividend yield.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004.

The adoption of FIN 46 has not and is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2003, the FASB issued FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS 132”). This statement establishes standards that require companies to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. For example, companies now are required to provide a breakdown of plan assets by category, such as equity, debt and real estate. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. This statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS 132, as revised in 2003, is not expected to have an impact on the Company’s results of operations or financial position.

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

Inventories consist of the following (in thousands):

	December 31, 2003	September 30, 2003
Raw materials	$778	$481
Finished goods	2,146	2,020

	$2,924	$2,501

Note 3. Net Income Per Share

In accordance with SFAS No. 128, “Earnings per Share,” basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share for the three months ended December 31, 2003 and 2002 gives effect to the dilutive effect of common stock equivalents consisting of stock options and shares subject to repurchase using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2003	2002
Net income	$6,374	$3,212

Basic :
Weighted-average shares of common stock outstanding	87,152	78,476
Less weighted-average shares subject to repurchase (1)	(613)	(1,473)
Shares used in computing basic net income per share	86,539	77,003
Outstanding dilutive stock options and unvested common stock	4,191	5,890

Shares used in computing diluted net income per share	90,730	82,893

Basic net income per share	$0.07	$0.04

Diluted net income per share	$0.07	$0.04

(1)	The weighted-average shares subject to repurchase represent unvested shares. Employees purchased these shares by exercising options before the options had vested. The unvested shares are subject to a lapsing right of repurchase by the Company at the initial purchase price if the employee ceases to be employed by the Company before the employee satisfies the service requirement, generally four years.

Note 4. Business Combination

On November 14, 2003, the Company completed its acquisition of Neoteris, Inc., a provider of secure sockets layer virtual private networking (SSL VPN) solutions. The acquisition of Neoteris expanded NetScreen’s product portfolio to include SSL VPN devices, and allowed NetScreen to enter the SSL VPN market. The preliminary purchase price was $267.1 million and the transaction has been accounted for as a purchase. The Company agreed to pay a total of $20.0 million in cash and issue 9.7 million shares of its common stock with an accounting value of $219.7 million for all of the outstanding stock of Neoteris. The common stock issued in the acquisition was valued for financial reporting purposes using the average closing price of the Company’s common stock on The Nasdaq National Market from two days before to two days after the date the transaction was announced, which was $22.68 per share. The Company also assumed all of the outstanding stock options of Neoteris, which were converted into options to purchase 1.2 million shares of the Company’s common stock. The accounting value of the stock options assumed was $25.9 million. The options were valued using the Black-Scholes option pricing model using a volatility factor of 68%, expected lives of three years, a risk-free interest rate of 2.06% and a per share value of $22.68. The total purchase price also includes an estimate of the direct costs associated with the transaction totaling $1.5 million. The Company agreed to pay Neoteris stockholders and option holders up to an additional $30 million in cash upon the achievement of certain revenue milestones, which, if this occurs, will increase the purchase price and goodwill. Neoteris is included in the consolidated results of the Company beginning November 14, 2003.

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

A summary of the preliminary purchase price is as follows (in thousands):

Common stock	$219,723
Outstanding Neoteris stock options	25,850
Cash to be paid to stockholders and option holders	20,001
Estimated direct costs of the acquisition	1,504

Total preliminary purchase price	$267,078

The preliminary purchase price has been allocated as follows (in thousands):

Cash and cash equivalents	$9,606
Short-term investments	10,200
Accounts receivable, net	3,753
Accrued expenses	(5,064)
Deferred revenue	(1,607)
Restructuring liabilities	(2,066)
Deferred income taxes	(3,909)
Other assets and liabilities, net	1,356

Fair value of net tangible assets acquired	12,269
Developed technology	22,100
Trademark	1,950
Customer base	5,675
Purchase orders	650
Non-compete agreements	5,200
Goodwill	175,099
Deferred stock compensation	44,135

Total preliminary purchase price	$267,078

The allocation of the purchase price has been revised from the allocation reported on the Company’s Current Report on Form 8-K/A filed with the SEC on January 28, 2004 to reflect an increase of $21.3 million in the fair value of net tangible assets acquired and an equal but offsetting reduction of goodwill.

Neoteris had incurred operating losses prior to the date of acquisition. The potential value of the combined companies, products and technologies contributed to a purchase price that resulted in the recognition of goodwill. The total purchase price and purchase price allocation is preliminary and is subject to change as the Company finalizes the costs of the acquisition, its integration plans and estimates and assumptions used in the valuation of the tangible and intangible assets acquired.

A summary of intangible assets at December 31, 2003 is as follows (in thousands):

	Amortization Period	Gross	Accumulated Amortization	Net
Related to Neoteris, Inc.:
Developed technology	48 months	$22,100	$(691)	$21,409
Trademark	48 months	1,950	(61)	1,889
Customer base	48 months	5,675	(177)	5,498
Purchase orders	2 months	650	(487)	163
Non-compete agreements	24 months	5,200	(325)	4,875

Sub-total		35,575	(1,741)	33,834

Related to OneSecure, Inc.:
Purchased technology	60 months	2,450	(633)	1,817
Technology patent application	120 months	2,550	(329)	2,221
Non-compete agreements	36 months	550	(237)	313
Value-added reseller relationships	60 months	250	(65)	185

Sub-total		5,800	(1,264)	4,536

Total		$41,375	$(3,005)	$38,370

Intangible assets are amortized on a straight-line basis over their estimated useful lives of two months to ten years. The estimated future amortization of intangible assets is as follows (in thousands):

Year ending September 30:
2004 (remaining nine months)	$8,421
2005	11,002
2006	8,551
2007	8,204
2008	1,185
2009 and thereafter	1,007

Total	$38,370

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of NetScreen and Neoteris as if the acquisition had occurred on October 1, 2002. Due to different fiscal years, the unaudited pro forma financial information for 2003 was derived from NetScreen’s audited statement of operations for the three months ended December 31, 2003 and Neoteris’ unaudited statement of operations for the three months ended October 31, 2003, pro rated for the portion of NetScreen’s statement of operations prior to the November 14, 2003 acquisition date. The unaudited pro forma financial information for 2002 was derived from NetScreen’s audited consolidated statement of operations for the three months ended December 31, 2002 and Neoteris’ unaudited statement of operations for the three months ended October 31, 2002.

Adjustments of $2.3 million for the three months ended September 30, 2003 and $7.5 million for the three months ended September 30, 2002 have been made to the combined results of operations, reflecting the amortization of the intangible assets acquired and deferred stock compensation associated with the Neoteris unvested restricted stock and stock options assumed by NetScreen. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average outstanding common stock of NetScreen during the periods presented, plus the number of shares of NetScreen common stock issued to complete the acquisition as if the acquisition had occurred on October 1, 2002. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that NetScreen would have reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Three months ended December 31
	2003	2002
Revenues	$84,562	$53,108
Net income (loss) applicable to common stockholders	2,846	(5,958)
Basic net income (loss) per share applicable to common stockholders	$0.03	$(0.07)
Diluted net income (loss) per share applicable to common stockholders	$0.03	$(0.07)

Note 5. Guarantees

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

Changes in the Company’s estimated product warranty liability during the three months ended December 31, 2003 were as follows (in thousands):

Balance at September 30, 2002	$1,693
Additions charged to cost of revenues during the period	350
Settlements made during the period	(336)

Balance at September 30, 2003	1,707
Additions charged to cost of revenues during the period	60
Settlements made during the period	(46)

Balance at December 31, 2003	$1,721

Generally, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by its products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services. The Company does not believe, based on information available to it, that it is probable that any material amounts will be paid under these guarantees.

Note 6. Commitments and Contingencies

Commitments

The Company’s products are manufactured, tested and shipped to customers by three contract manufacturers. The Company has contracts with each of the contract manufacturers, each of which allows for termination for convenience. The Company’s obligations under these contracts include all purchase orders it has issued, portions of which are cancelable, and certain components procured on the Company’s behalf by the contract manufacturers. At December 31, 2003, the Company had outstanding purchase orders totaling $7.5 million.

Contingencies

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse affect on its consolidated financial position, results of operations or cash flows.

Note 7. Restructuring Liabilities

In connection with the November 2003 acquisition of Neoteris and the September 2002 acquisition of OneSecure, Inc., the Company assumed non-cancelable operating leases for offices which will not be occupied by the Company. The Company has recorded a restructuring liability for the net present value of these duplicate facilities, net of expected sublease income. The liability for the net present value of future net lease payments for the excess facilities, will decrease as required lease payments are made as follows:

Year ending December 31:
2004	$1,019
2005	1,151
2006	1,130
2007	971
Thereafter	502

Total net present value	$4,773

During the three months ended December 31, 2003, the Company made payments on the non-cancelable operating leases that were included in restructuring liabilities. The net present value of the amounts paid during the three months ended December 31, 2003 was approximately $159,000.

Note 8. Business Segment and Significant Customer Information

The Company operates in one business segment, the sale of integrated network security solutions. The Company sells its products and services to customers in the Americas, APAC and EMEA. Revenues by geographic region were as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
Americas	$36,158	$17,337
APAC	24,356	22,808
EMEA	20,503	10,925

Total	$81,017	$51,070

No single customer accounted for 10% or more of total revenues in the three months ended December 31, 2003. One customer accounted for 11% of total revenues in the three months ended December 31, 2002.

Note 9. Subsequent Event

On February 9, 2004, the Company signed a definitive agreement to be acquired by Juniper Networks, Inc. in a stock-for-stock merger transaction. Under the terms of the agreement, Company stockholders will receive 1.404 shares of Juniper common stock for each outstanding share of NetScreen common stock. The completion of the acquisition is contingent upon customary conditions of closing, including regulatory clearances and the approval of the stockholders of both companies. The acquisition is expected to close during the Company’s fiscal 2004 third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying condensed consolidated financial statements and related notes appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” “intend” or “continue,” or comparable terminology. These forward-looking statements include our expectations about revenue, revenue mix, channel mix, cost of revenues, gross margin and various operating expenses. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those presented below, under the caption “Factors That May Affect Our Business and Future Results of Operations and Financial Condition,” and elsewhere in this report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the period ended September 30, 2003, which was filed on December 24, 2003, as well as other periodic reports that we will file in 2004. We undertake no obligation to update any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

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

On February 9, 2004, we signed a definitive agreement to be acquired by Juniper Networks, Inc., in a stock-for-stock merger transaction. Under the terms of the agreement, our stockholders will receive 1.404 shares of Juniper common stock for each outstanding share of our common stock. The completion of the acquisition is contingent upon customary conditions of closing, including regulatory clearances and the approval of the stockholders of both companies. The acquisition is expected to close during our fiscal 2004 third quarter. We cannot assure you that the acquisition will close on a timely basis or at all. In addition, if the acquisition closes, we cannot assure you that we will be able to successfully integrate our business, products, technologies or personnel with those of Juniper or meet our financial or other strategic objectives.

On November 14, 2003, we completed our acquisition of Neoteris, Inc., a provider of secure sockets layer virtual private networking (SSL VPN) solutions. We agreed to pay $20.0 million in cash and issued 9.7 million shares of our common stock for all the outstanding stock of Neoteris. We also assumed all of the outstanding stock options of Neoteris, which were converted into options to purchase 1.2 million shares of our common stock. We have agreed to pay Neoteris stockholders and option holders up to an additional $30 million in cash upon the achievement of certain revenue milestones. Neoteris’ results of operations are included in our consolidated results of operations beginning November 14, 2003. We recorded substantial goodwill and other intangible assets in connection with the acquisition. In accordance with provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill resulting from the acquisition will not be amortized, but will be reviewed periodically for impairment. The other intangible assets will be amortized on a straight-line basis over their estimated useful lives of two months to four years. We also recorded substantial deferred stock compensation as a result of this acquisition. Achieving the anticipated benefits of the merger will depend in part upon whether the operations, products and technology of Neoteris can be integrated with our operations, products and technology in a timely and cost-effective manner. The process of combining the two companies is a complex, expensive and time-consuming process and may cause an interruption of, or loss of momentum in, the development and sales activities and operations of both companies. We cannot assure you that any part or all of the integration will be accomplished on a timely basis, or at all.

We derive a substantial portion of our revenues from outside the Americas, which consists of North and South America. Revenues from outside the Americas were 55.4% of our total revenues in the three months ended December 31, 2003, compared to 66.1% of our total revenues in the three months ended December 31, 2002. Specifically, revenues from Asia and the Pacific Rim (APAC) accounted for approximately 30.1% and 44.7% of our total revenues in the three months ended December 31, 2003 and 2002, respectively. Revenues from Europe, the Middle East and Africa (EMEA) accounted for approximately 25.3% and 21.4% of our total revenues in the three months ended December 31, 2003 and 2002, respectively. We have experienced and may continue to experience fluctuations in revenues from outside the Americas due to differences in buying patterns, regional or country-specific economic conditions and government initiatives. We cannot assure you that we will be able to maintain or increase the demand for our products in international markets or that regional challenges such as economic downturns, regulatory hurdles or the outbreak of hostilities will not have an adverse impact on our performance in international markets. In addition, since our sales are currently priced in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets and our accounts receivable more difficult to collect.

We derive revenues primarily from sales of our hardware-based security systems and appliances and from sales of maintenance arrangements and services. We achieved profitability on a generally accepted accounting principles (GAAP) basis for the first time in fiscal 2003. Prior to fiscal 2003, we incurred losses in each fiscal period since our inception. As of December 31, 2003, we had an accumulated deficit of $74.7 million. There can be no assurance that our revenues will continue to grow at the same rate as in the past, at the rate we expect or that we will achieve similar results in future periods. There can also be no assurance that we will maintain profitability in future periods.

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

Research and development expenses consist of salaries and related expenses for development and engineering personnel, fees paid to consultants, license fees paid to third parties and prototype costs related to the design, development, testing and enhancement of our ASICs, security systems and appliances, ScreenOS, IDP software, Instant Virtual Extranet platform, management applications and VPN client software. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. We are devoting substantial resources to the continued development of new products. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. As a result, we expect our research and development expenses to increase in absolute dollars in the future.

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

Expenses associated with stock-based compensation are being amortized ratably over the vesting periods of the individual awards consistent with the method described in FASB Interpretation No. 28. During the three months ended December 31, 2003 and 2002, we recorded amortization of deferred stock compensation of $7.1 million and $6.1 million, respectively. This deferred stock compensation expense relates to stock options granted to individuals in all cost of revenues and operating expense categories and has been included in those categories. At December 31, 2003, $53.0 million of deferred stock compensation related to employee stock options remained unamortized. This amount will be amortized as follows (in thousands):

Year ending September 30:
2004 (remaining nine months)	$21,662
2005	19,407
2006	8,556
2007	3,322
2008	25

Total deferred stock compensation	$52,972

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

Revenue Recognition—Distributors and Value-Added Resellers

We sell to value-added resellers and distributors. We derived 89.4% of our total revenues from value-added resellers and distributors in the three months ended December 31, 2003. We defer revenue on sales to our distributors until the distributor has sold our products to its customers. Our agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to credit on purchases in the event of decreases in the prices of our products. Our agreements with value-added resellers typically do not include stock rotation or price protection rights. At the time of shipment to value-added resellers, we reserve for estimated returns and exchanges. These revenue reserves are estimated and adjusted periodically based on historical rates of returns and allowances, inventory levels for value-added resellers that submit inventory or sell-through reports, the volume of sales to value-added resellers that we ship directly to end customers and for sales to value-added resellers that do not submit inventory or sell-through reports, accounts receivable balances, payment history and other related factors. These reserves require us to exercise our judgment in determining if historical experience applies to new products and to new distributors and value-added resellers. If our estimate of returns and exchanges is too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations.

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

Income Taxes

For financial statement purposes, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves making estimates and judgments in determining our current income tax exposure along with assessing temporary differences, which results from the differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our balance sheet. We then determine the likelihood that the deferred tax assets will be realized. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that a portion or the entire deferred tax asset will not be realized. The realization of deferred tax assets depends upon taxable income. In order to determine whether all or a portion of the deferred tax asset should be reduced by a valuation allowance, we consider the following sources of taxable income: future taxable income; prudent and feasible tax planning strategies; and existing temporary differences that will reverse in future periods that give rise to realization. As of December 31, 2003, we believe that all of our net recorded deferred tax assets will be realized. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded deferred tax assets, an adjustment to the net deferred tax assets would increase net income (or decrease net loss) in the period when such determination was made. Likewise, should we determine that we are not able to realize all or part of our net recorded deferred tax assets in the future, an adjustment to deferred tax assets would be charged to earnings in the period when such determination was made.

Results of Operations for the Three Months Ended December 31, 2003 and 2002

Revenues

Product Revenues. Revenues from sales of our products increased 52.9% to $64.9 million in the three months ended December 31, 2003 from $42.5 million in the three months ended December 31, 2002. Revenues from sales of our products were 80.1% and 83.1% of total revenues for the three months ended December 31, 2003 and 2002, respectively. The dollar increase was primarily attributable to increased sales of all product categories, principally an increase in revenue recognized from our high-range and low-range products, including revenue from shipments made in the quarter, deferred revenue recognized from shipments in prior quarters and revenue from sales of SSL VPN products. Hardware revenue units increased to approximately 43,000 units in the three months ended December 31, 2003 from approximately 28,000 units in the three months ended December 31, 2002.

Maintenance and Service Revenues. Revenues from maintenance and services increased 86.7% to $16.1 million in the three months ended December 31, 2003 from $8.6 million in the three months ended December 31, 2002. Revenues from maintenance and services were 19.9% and 16.9% of total revenues for the three months ended December 31, 2003 and 2002, respectively. The dollar increase was the result of the higher volume of products shipped and the related recognition of revenues associated with the portion of product revenues attributable to maintenance and services over the applicable maintenance period, as well as increased customer purchases of enhanced service offerings and renewals of maintenance contracts across a larger installed base of customers.

No single customer accounted for 10% or more of our total revenues in the three months ended December 31, 2003. One customer accounted for 11% of our total revenues in the three months ended December 31, 2002.

We cannot assure you that our revenues will continue to increase in absolute dollars at the rate at which they have grown in recent periods or at all.

Cost of Revenues; Gross Margin

Product Cost of Revenues. Product cost of revenues increased 59.2% to $14.8 million in the three months ended December 31, 2003 from $9.3 million in the three months ended December 31, 2002. This increase primarily reflects the greater quantity of products sold and an increase in the amortization of intangible assets related to our acquisition of Neoteris. Product cost of revenues included stock-based compensation and amortization of intangible assets of $1.7 million and approximately $597,000 for the three months ended December 31, 2003 and 2002, respectively.

Product Gross Margin. Product gross margin, including stock-based compensation and amortization of intangible assets, as a percentage of product revenues declined to 77.2% in the three months ended December 31, 2003 from 78.1% in the three months ended December 31, 2002. The decrease in product gross margin was primarily attributable to an increase in the amortization of intangible assets related to our acquisition of Neoteris. We expect our selling prices and product gross margin percentage to decline over time.

Maintenance and Service Cost of Revenues. Maintenance and service cost of revenues increased 75.8% to $4.2 million in the three months ended December 31, 2003 from $2.4 million in the three months ended December 31, 2002. This increase was primarily related to the expansion of our customer support infrastructure and the larger installed base of products for which we provide service and, to a lesser extent, increased third party professional services costs. Maintenance and service cost of revenues included stock-based compensation of approximately $341,000 and $277,000 in the three months ended December 31, 2003 and 2002, respectively.

Maintenance and Service Gross Margin. Maintenance and service gross margin, including stock-based compensation, as a percentage of maintenance and service revenues was 73.6% in the three months ended December 31, 2003 compared to 72.0% in the three months ended December 31, 2002. The increase in maintenance and service gross margin was primarily attributable to our ability to support higher service revenues with our organization and support infrastructure. We expect our maintenance and service gross margin percentage to decline over time.

Operating Expenses

Research and Development Expenses. Research and development expenses increased 39.0% to $13.6 million in the three months ended December 31, 2003 from $9.8 million in the three months ended December 31, 2002. Research and development expenses represented 16.8% and 19.2% of total revenues for the three months ended December 31, 2003 and 2002, respectively. The dollar increase was primarily attributable to increased personnel costs and related support costs as a result of increased headcount, including personnel hired as a result of our acquisition of Neoteris. Research and development expenses included stock-based compensation and amortization of intangible assets of $2.7 million and $2.0 million for the three months ended December 31, 2003 and 2002, respectively.

Sales and Marketing Expenses. Sales and marketing expenses increased 56.3% to $31.5 million in the three months ended December 31, 2003 from $20.2 million in the three months ended December 31, 2002. Sales and marketing expenses were 38.9% and 39.5% of total revenues for the three months ended December 31, 2003 and 2002, respectively. The dollar increase was primarily related to the expansion of our sales and marketing organizations, including personnel hired as a result of our acquisition of Neoteris, and also includes increased compensation-related expenses resulting from the growth of our sales force, higher commissions expense associated with increased revenues and, to a lesser extent, increased marketing-related program costs. Sales and marketing expenses included stock-based compensation and amortization of intangible assets of $3.2 million and $2.7 million in the three months ended December 31, 2003 and 2002, respectively.

General and Administrative Expenses. General and administrative expenses increased 42.4% to $6.0 million in the three months ended December 31, 2003 from $4.2 million in the three months ended December 31, 2002. General and administrative expenses were 7.4% and 8.2% of total revenues for the three months ended December 31, 2003 and 2002, respectively. The dollar increase was primarily related to increased personnel costs and related support costs as a result of increased headcount. General and administrative expenses included stock-based compensation of $1.1 million and approximately $724,000 in the three months ended December 31, 2003 and 2002, respectively.

Stock-based Compensation. During the three months ended December 31, 2003 and 2002, we recorded stock-based compensation expense of $7.1 million and $6.1 million, respectively. As of December 31, 2003, $53.0 million of deferred stock compensation remained to be amortized over the next sixteen quarters, including $41.7 million in deferred stock compensation related to our acquisition of Neoteris.

Amortization of Intangible Assets. During the three months ended December 31, 2003 and 2002, we recorded amortization of intangible assets of $2.0 million and approximately $244,000, respectively. The amortization of intangible assets is associated with the acquisitions of Neoteris in November 2003 and OneSecure, Inc. in September 2002. Amortization will continue until fiscal 2012. As of December 31, 2003, $38.4 million of intangible assets remained unamortized.

Interest and Other Income, Net

Interest and other income, net, was $1.1 million in both of the three months ended December 31, 2003 and 2002. The impact of higher average cash, cash equivalents and short-term investment balances was offset by lower average investment income yield.

Provision for Income Taxes

We recorded an income tax provision of $5.7 million and $3.1 million for the three months ended December 31, 2003 and 2002, respectively. For the three months ended December 31, 2003, the provision for income taxes represented federal, state and foreign taxes and also reflected the impact of non-deductible deferred stock-based compensation expense for an effective tax rate of 47%. The effective tax rate for the period differs from the statutory federal income tax rate of 35% due primarily to state taxes, stock-based compensation charges, and research and development credits.

Liquidity and Capital Resources

As of December 31, 2003, our principal source of liquidity was $379.2 million of cash, cash equivalents and short-term investments. At that date, we had future minimum lease payments under non-cancelable operating leases of $13.7 million, we had outstanding purchase orders totaling $7.5 million and we had long-term debt and restructuring obligations, including the current portion, of $4.8 million.

In connection with the acquisition of Neoteris, we agreed to pay up to an additional $30.0 million to the stockholders and option holders of Neoteris upon the achievement of certain revenue milestones. We expect to make these additional payments, if earned, in the three months ending June 30, 2005.

We lease our corporate headquarters in Sunnyvale, California. Rent payments under the lease are approximately $263,000 per month and commenced February 14, 2003.

We acquired Neoteris in November 2003 and OneSecure in September 2002. In connection with the acquisitions, we assumed non-cancelable operating leases for offices that will not be occupied by us. We have recorded a restructuring liability for the net present value of these duplicate facilities, net of expected sublease income, for the periods we expect these facilities will be unoccupied.

We have entered into several leases for domestic and foreign sales office facilities. The leases expire at various dates through August 2007. The related cost of the leases is approximately $179,000 per month.

We have contracts with our contract manufacturers, each of which allows for termination for convenience. Our obligations under these contracts include all purchase orders it has issued, portions of which are cancelable, and certain components procured on our behalf by the contract manufacturers. At December 31, 2003, we had outstanding purchase orders totaling $7.5 million.

A summary of our obligations and commitments as of December 31, 2003 are as follows (in thousands):

			Payments Due by Period
	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Restructuring liabilities, net present value	$4,773	$1,019	$3,252	$502	$—
Inventory purchase commitments	7,456	7,456	—	—	—
Operating leases	15,318	4,546	9,720	1,052	—

Total contractual cash obligations	$27,547	$13,021	$12,972	$1,554	$—

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 has not and is not expected to have a material impact on our results of operations or financial position.

In December 2003, the FASB issued FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS 132”). This statement establishes standards that require companies to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. For example, companies now are required to provide a breakdown of plan assets by category, such as equity, debt and real estate. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. This statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS 132, as revised in 2003, is not expected to have an impact on our results of operations or financial position.

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

There are numerous risks associated with our recently announced and pending acquisition by Juniper Networks.

On February 9, 2004, we announced that we have entered into a definitive agreement to be acquired by Juniper Networks in a stock-for-stock merger transaction. The transaction is subject to a number of risks, including risks related to:

•	unanticipated costs related to the merger;

•	diversion of management’s time and attention from our existing business;

•	disruption of our ongoing business operations;

•	potential loss of key employees and employee productivity;

•	adverse effects on existing business relationships with customers and customer prospects;

•	potential revenue declines as a result of customer and potential customer uncertainty;

•	the inability to successfully integrate our operations, products and personnel with those of Juniper Networks in a timely and efficient manner, or at all;

•	the inability to achieve the strategic objectives and anticipated potential benefits of the merger;

•	the economic environment of the network security industry and the networking industry; and

•	general economic conditions.

In addition, if the merger is not consummated for any reason, we may be subject to a number of risks, including:

•	the effect of incurring substantial costs related to the merger, such as legal, accounting and financial advisor fees, which will be required to be paid even if the merger is not consummated;

•	our ability to retain key employees may be adversely affected;

•	our relationships with customers may be adversely affected;

•	depending upon the reason for termination of the merger, the possible requirement that we pay a substantial termination fee to Juniper Networks; and

•	the price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the acquisition will be completed.

We do not know whether the acquisition will close, or, if it closes, that we will be able to successfully integrate our business, products, technologies or personnel with those of Juniper Networks or meet our financial or other strategic objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.

Prolonged weakness in the Internet infrastructure, network security and related markets may decrease our revenues and margins.

The market for our products depends on economic conditions affecting the broader Internet infrastructure, network security and related markets. Weakness in these markets may cause enterprises and carriers to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, distributors, value-added resellers and carriers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in purchase decisions, difficulties with collection and may also result in price pressures, causing us to realize lower revenues, gross margins and operating margins. In addition, general economic uncertainty caused by potential hostilities involving the United States, terrorist activities, the decline in specific markets such as the service provider market in the United States and the general decline in capital spending in the information technology sector make it difficult to predict changes in the purchase and network requirements of our customers and the markets we serve. We believe that a prolonged weakness in these markets could cause some businesses to curtail or eliminate capital spending on information technology. If capital spending in our markets declines, our revenues, gross margins and operating margins may decline and we may not be able to achieve our financial goals and maintain profitability.

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

Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. In addition, some of our competitors currently combine their products with other companies’ networking and security products to compete with our products. These competitors also often combine their sales and marketing efforts to compete with our products. This competition may result in reduced prices, lower gross and operating margins and longer sales cycles for our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, or reduce prices for their products over a sustained period of time, our ability to successfully sell our products, increase revenue or meet our expectations or investor expectations could be adversely affected.

We may not be successful in integrating the operations of Neoteris or any other future acquisitions.

On November 14, 2003 we completed the acquisition of Neoteris. Achieving the anticipated benefits of this merger will depend in part upon whether we can integrate the operations, products and technology of Neoteris with our operations, products and technology in a timely and cost-effective manner. The process of combining two companies is complex, expensive and time consuming and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. We cannot assure you that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating Neoteris or any other companies we may acquire in the future, involves a number of other risks, including, but not limited to:

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

In addition, the integration of certain operations following any merger will require the time and attention of our management, which may distract attention from the day-to-day business of the combined company. Failure to effectively integrate the operations of Neoteris or any other companies we may acquire in the future could have an adverse effect on our business, financial condition and results of operations.

Our business may suffer due to risks associated with international sales and operations.

Revenues from outside of the Americas were 55.4% of our total revenue for the three months ended December 31, 2003 and 60.6% of our total revenue for the year ended September 30, 2003. We expect revenues from outside of the Americas will continue to represent a substantial portion of our total revenues for the foreseeable future.

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

We also expect to develop products with strategic and technology partners and to incorporate third-party security capabilities into our products to address the needs of our customers. Such development and integration efforts are difficult, time consuming and expensive, and there can be no assurance that we will complete them successfully. In addition, we may not succeed in our efforts to market the product lines and technology acquired in connection with the acquisition of Neoteris, to combine the technology of OneSecure into our own products, or to enhance OneSecure’s line of IDP appliances, or offer a viable combined hardware or management product that addresses the needs of our customers. In addition, if competitors introduce products embodying new technologies, our products could be rendered obsolete, which would have a direct, adverse effect on our market share and revenues. Any failure of our future products or product enhancements to achieve market acceptance could cause our revenue to be below our or investor expectations and our revenues, gross margins and operating results could be adversely affected.

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

Flash Electronics, Inc. manufactures, assembles, tests and fulfills orders for the NetScreen-50, NetScreen-25, NetScreen-204, NetScreen-208, NetScreen-IDP 1000, NetScreen-IDP 500, NetScreen-IDP 100 and NetScreen-IDP 10 products at its Fremont, California facility. Solectron Corporation manufactures, assembles, tests and fulfills orders for the NetScreen-5400, NetScreen-5200, NetScreen-500, NetScreen-SA 5000, NetScreen-SA 3000, NetScreen-SA 1000 and NetScreen-SM 3000 products at its San Jose, California facility and the NetScreen-5XP and NetScreen-5XT products at its facility in China. Another third party manufactures, assembles and tests the NetScreen-5GT at its facility in Taiwan. Solectron Corporation fulfills orders for the NetScreen-5GT at its San Jose, California facility. If we should fail to manage our relationship with these manufacturers effectively, or if they experience delays, disruptions or quality control problems in their manufacturing and order fulfillment operations, our ability to ship products to our customers could be delayed.

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

We derived 89.4% of our total revenues from value-added resellers and distributors in the three months ended December 31, 2003. In the year ended September 30, 2003 we derived 92.1% of our total revenues from value-added resellers and distributors. We expect our revenues to continue to depend in large part on the performance of these third-party distributors and resellers. In addition, our value-added resellers and distributors may be unsuccessful in selling our products and services, may sell products and services that are competitive with ours, may devote more resources to competitive products and may cease selling our products and services altogether. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. In addition, we believe part of our future success will depend upon establishing successful relationships with a variety of additional resellers in other countries. If we fail to develop and maintain additional relationships with these distribution partners, or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

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

Our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. We provide forecasts of our demand to our contract manufacturers up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, our contract manufacturers may have excess inventory, which would increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products or increase our costs of production.

We may experience losses and may not maintain profitability.

We achieved profitability on a GAAP basis for the first time in the three months ended December 31, 2002. Prior to the three months ended December 31, 2002, we had incurred significant losses since our inception in October 1997. We may incur losses in the future. As of December 31, 2003, we had an accumulated deficit of $74.7 million. We had net income of $51.5 million for the year ended September 30, 2003, and net losses applicable to common stockholders of $41.1 million for the year ended September 30, 2002 and $34.2 million for the year ended September 30, 2001. We expect to continue to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, we will need to continue generating higher revenues to maintain profitability. Revenue growth depends on many factors, including those described elsewhere in these “Factors That May Affect Our Business and Future Results of Operations and Financial Condition.” Our revenues may not grow, our gross margins and operating margins may decline and we may not maintain profitability.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of January 31, 2003, we had twenty-three patent applications pending in the United States relating to our products, three of which have been extended to other countries. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control the use, access to and distribution of our software, documentation and other proprietary information. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

We have granted stock options under our stock option plans since November 1997. We are required to recognize, as a reduction of stockholders’ equity, deferred stock compensation expense equal to the difference between the deemed fair market value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. This expense is amortized over the vesting period of the applicable options, generally four years, using the straight-line vesting method. At December 31, 2003, $53.0 million of deferred stock compensation related to employee stock options remained unamortized. The resulting amortization expense will have a material negative impact on our results of operations in future periods through the three months ending December 31, 2007.

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

As of December 31, 2003, our investment portfolio consisted of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in interest rates would not materially affect our interest income, although we cannot assure you of this.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003, the end of the quarter covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to NetScreen (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in internal controls

During the quarter ended December 31, 2003, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NetScreen have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

(b) Reports on Form 8-K

On October 6, 2003, we filed a report on Form 8-K under Item 5 reporting that we had signed a definitive agreement to acquire Neoteris, Inc.

On October 29, 2003, we filed a report on Form 8-K dated October 29, 2003, that furnished (not filed) under Item 12 the press release entitled “NetScreen Technologies, Inc. Reports Record Fiscal Fourth Quarter and 2003 Results” relating to our results for the three months and fiscal year ended September 30, 2003.

On November 26, 2003, we filed a report on Form 8-K under Item 2 reporting our consummation of our November 14, 2003 acquisition of Neoteris, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCREEN TECHNOLOGIES, INC.

By:	/s/ REMO E. CANESSA

Remo E. Canessa Chief Financial Officer and Corporate Secretary (Duly Authorized and Principal Financial Officer)

Date: February 17, 2004

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